Form 10-Q
period 1996-12-21
LA PETITE HOLDINGS CORP
filed 1997-02-04
CIK 901116

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 21, 1996    Commission File No. 33-61232

                            LA PETITE HOLDINGS CORP.
             (exact name of registrant as specified in its charter)


Delaware                                                  84-1230203
(state or other jurisdiction of                           (I.R.S. employer
incorporation or organization)                            identification number)


                       8717 WEST 110TH STREET, SUITE 300
                          OVERLAND PARK, KANSAS  66210
              (address of principal executive office and zip code)


                                 (913) 345-1250
              (registrant's telephone number, including area code)







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               (1) Yes   X    No          (2) Yes   X     No
                        ---      ---               ---        ---

As of January 31, 1997, La Petite Holdings Corp. had 100 shares of common stock outstanding.

LA PETITE HOLDINGS CORP.


INDEX
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED):                            PAGE
                                                                       ----

  Consolidated Balance Sheets                                           1

  Consolidated Statements of Income                                     2

  Consolidated Statements of Cash Flows                                 3

  Notes to Consolidated Financial Statements                           4-6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS              7-8


PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS                                             9

ITEM 2.   CHANGES IN SECURITIES                                         9

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                               9

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           9

ITEM 5.   OTHER INFORMATION                                             9

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              9

SIGNATURE                                                              10

PART I.  FINANCIAL INFORMATION
     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------



  LA PETITE HOLDINGS CORP.
  CONSOLIDATED BALANCE SHEETS
  16 WEEKS ENDED DECEMBER 21, 1996
  (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                DECEMBER 21,     AUGUST 31,
  ASSETS                                                                            1996           1996
  Current assets:
    Cash and cash equivalents                                                    $ 18,780       $ 12,791
    Restricted cash investments                                                     3,826          9,227
    Accounts and notes receivable, net                                              4,309          3,615
    Prepaid food and supplies                                                       5,543          6,409
    Other prepaid expenses                                                          2,558          2,210
    Refundable income taxes                                                           273          1,405
    Current deferred income taxes                                                   2,037          1,719
                                                                                 --------       --------
             Total current assets                                                  37,326         37,376

  Property and equipment, at cost:
    Land                                                                            6,917          6,867
    Buildings                                                                      26,473         26,199
    Furniture, equipment and leasehold improvements                                60,440         58,874
    Facilities under construction                                                     274            377
                                                                                 --------       --------
                                                                                   94,104         92,317
    Less accumulated depreciation and amortization                                 28,722         24,497
                                                                                 --------       --------
             Net property and equipment                                            65,382         67,820
  Other assets (Note 3)                                                            67,717         69,001
  Deferred income taxes                                                             3,623          2,936
                                                                                 --------       --------
                                                                                 $174,048       $177,133
                                                                                 ========       ========
  LIABILITIES AND STOCKHOLDER'S EQUITY

  Current liabilities:
    Amounts due to banks, including overdrafts                                   $  3,326       $  5,229
    Accounts payable                                                                2,429          3,109
    Current reserve for closed academies                                            2,367          2,700
    Accrued salaries, wages and other payroll costs                                11,364         10,317
    Accrued insurance liabilities                                                   4,497          4,361
    Accrued property and sales tax                                                  3,614          4,254
    Accrued interest payable                                                        3,232            739
    Other accrued liabilities                                                       4,862          6,575
                                                                                 --------       --------
             Total current liabilities                                             35,691         37,284

  Long-term debt (Note 4)                                                          85,649         86,590
  Other long-term liabilities (Note 5)                                             18,938         19,749

  Commitments and contingencies (Note 6)

  Redeemable preferred stock ($.01 par value per share; 5,000,000 shares authorized; 800,000 issued and outstanding at aggregate liquidation preference; per share liquidation preference of $37.604 and $35.581,
   respectively)                                                                   29,918         28,827

  Stockholder's equity:
    Common stock ($.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding)

    Additional paid-in capital                                                     18,887         19,977

    Accumulated deficit                                                           (15,035)       (15,294)
                                                                                 --------       --------
                                                                                    3,852          4,683
                                                                                 --------       --------
                                                                                 $174,048       $177,133
                                                                                 ========       ========

  See notes to consolidated financial statements.

  LA PETITE HOLDINGS CORP.


  CONSOLIDATED STATEMENTS OF INCOME
  16 WEEKS ENDED DECEMBER 21, 1996
  (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                                    16 WEEKS ENDED
                                                                          -----------------------------------
                                                                           DECEMBER 21,          DECEMBER 16,
                                                                              1996                  1995
  Operating revenue                                                         $92,253               $91,138


  Operating expenses:
    Salaries, wages and benefits                                             47,519                46,022
    Facility lease payments                                                  12,209                12,049
    Depreciation                                                              4,254                 4,165
    Amortization of goodwill and other intangibles                              688                 1,084
    Other                                                                    24,092                25,096
                                                                            -------               -------

                                                                             88,762                88,416
                                                                            -------               -------

  Operating income                                                            3,491                 2,722
                                                                            -------               -------

  Interest expense                                                            2,852                 3,307

  Interest income                                                              (307)                 (337)
                                                                            -------               -------
            Net interest costs                                                2,545                 2,970
                                                                            -------               -------

  Income (loss) before income taxes                                             946                  (248)

  Provision (benefit) for income taxes                                          687                   198
                                                                            -------               -------

  Net income (loss)                                                         $   259               $  (446)
                                                                            =======               =======

  See notes to consolidated financial statements.

  LA PETITE HOLDINGS CORP.

  CONSOLIDATED STATEMENTS OF CASH FLOWS
  16 WEEKS ENDED DECEMBER 21, 1996
  (IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                                                   16 WEEKS ENDED
                                                                                         -----------------------------------
                                                                                         DECEMBER 21,           DECEMBER 16,
                                                                                            1996                   1995


  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                     $   259                $  (446)
    Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                                         5,208                  5,687
      Deferred income taxes                                                                (1,004)                   465
      Changes in current assets and liabilities:
        Accounts and notes receivable                                                        (659)                  (710)
        Prepaid expenses and supplies                                                         518                 (2,269)
        Accrued property, sales and use taxes                                                (640)                  (195)
        Accrued interest payable                                                            2,493                  2,458
        Other changes in assets and liabilities, net                                         (924)                (3,403)
                                                                                          -------                -------
             Net cash from operating activities                                             5,251                  1,587
                                                                                          -------                -------

  CASH FLOWS USED FOR INVESTING ACTIVITIES:
    Capital expenditures                                                                   (1,913)                (2,017)
    Proceeds from sale of assets                                                               28                    285
                                                                                          -------                -------
             Net cash used for investing activities                                        (1,885)                (1,732)
                                                                                          -------                -------

  CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
    Repayment of long-term debt                                                              (875)                (6,471)
    Amounts due to banks, including overdrafts                                             (1,903)                   306
    Decrease (increase) in restricted cash investments                                      5,401                   (132)
                                                                                          -------                -------
             Net cash from (used for) financing activities                                  2,623                 (6,297)
                                                                                          -------                -------
  NET INCREASE (DECREASE) IN CASH AND CASH                                                  5,989                 (6,442)
  EQUIVALENTS

  CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         12,791                 16,299
                                                                                          -------                -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $18,780                $ 9,857
                                                                                          =======                =======
  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for:
      Interest (net of amount capitalized)                                                $    93                $   411
      Income taxes                                                                          2,094                    282

    Cash received during the period for:
      Interest                                                                                216                    402
      Income taxes                                                                          1,141                    485


  See notes to consolidated financial statements.

LA PETITE HOLDINGS CORP.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.       ORGANIZATION AND MERGER

         La Petite Holdings Corp. ("Holdings") is a privately held Delaware corporation, which was formed in 1993 for the purpose of acquiring and holding the capital stock of La Petite Academy, Inc. ("La Petite").
         On July 23, 1993, as a result of a series of transactions, Holdings acquired all of the outstanding common stock of La Petite. Holdings, consolidated with La Petite, is referred to herein as the "Company".

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL REPORTING - The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Holdings Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

         The Company utilizes a 52-week fiscal year ending on the last Saturday in August composed of 13 four week periods. The first quarter contains four such periods or 16 weeks and each remaining quarter contains three periods or 12 weeks.

         The information included in these interim consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to fairly state the Company's financial position and the results of its operations for the periods presented.

         RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation.

3.       OTHER ASSETS
         (in thousands of dollars)

                                                                                          DECEMBER 21,          AUGUST 31,
                                                                                             1996                 1996

                  Intangible assets:
                    Excess purchase price over net assets acquired                         $ 64,277            $ 64,277
                    Curriculum                                                                1,497               1,497
                    Workforce                                                                 3,248               3,248
                    Accumulated amortization                                                (11,109)            (10,395)
                                                                                           --------            --------
                                                                                             57,913              58,627

                  Deferred financing costs                                                   12,743              12,854
                  Accumulated amortization                                                   (6,810)             (6,271)
                  Other assets                                                                3,871               3,791
                                                                                           --------            --------
                                                                                           $ 67,717            $ 69,001
                                                                                           ========            ========

4.       LONG-TERM DEBT
         (in thousands of dollars)

                                                                                          DECEMBER 21,          AUGUST 31,
                                                                                             1996                 1996

                  Convertible Debentures, 6.5% payable through June 1,
                   2011                                                                    $    850            $  2,100
                  Senior Notes, 9.625% payable through August 1, 2001                        85,000              85,000
                                                                                           --------            --------
                             Total debt                                                      85,850              87,100

                  Less unamortized discount                                                    (201)               (510)
                                                                                           --------            --------
                                                                                           $ 85,649            $ 86,590
                                                                                           ========            ========

On October 22, 1996, the Company redeemed $1.25 million of the Company's 6 1/2%
Convertible Debentures for 70% face value. The transaction was funded from working capital.

5.       OTHER LONG-TERM LIABILITIES
         (in thousands of dollars)

                                                                                          DECEMBER 21,          AUGUST 31,
                                                                                             1996                 1996

                  Unfavorable leases, net of accumulated amortization                      $  6,942            $  7,323
                  Non-current reserve for closed Academies                                    7,988               8,193
                  Long-term insurance liabilities                                             4,008               4,233
                                                                                           --------            --------
                                                                                           $ 18,938            $ 19,749
                                                                                           ========            ========

6.       COMMITMENTS AND CONTINGENCIES

         The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

                                     ******

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The results of operations for La Petite Holdings Corp. and its consolidated subsidiary La Petite Academy, Inc. (collectively, the "Company") for the 16 weeks ended December 21, 1996 are consistent and comparable with the 16 weeks ended December 16, 1995.

Historically, the Company's operating revenue has followed the seasonality of the school year. The number of new children attending the Academies is highest in September-October and January-February, generally referred to as the Fall and Winter Enrollment periods. Revenues tend to decline during the calendar year-end holiday period and during the Summer. As a result of this seasonality, results for one quarter are not necessarily indicative of results for an entire year.

The Company is continuing its expansion into new and existing markets only on a very selective basis and aggressively closing under-performing Academies in marginal locations. Twenty-three Academies in operation at the end of the first quarter of fiscal year 1996 were closed prior to the end of the first quarter of fiscal year 1997. Nine new Academies were opened during this same period. As a result, the Company operated fourteen fewer Academies at the end of the first quarter of fiscal 1997 than at the end of the same quarter of fiscal year 1996. Thirteen of the Academy closures were part of a plan announced by the Company at the end of fiscal year 1995 to close under-performing Academies located in areas where the demographics no longer supported an economically viable operation. The remaining ten closures were principally due to management decisions to not renew the leases of certain Academies at lease expiration.

Operating revenue for the first quarter, excluding closed Academies from both years, increased 4.2% during the 16 weeks December 21, 1996. Attendance for the first quarter, excluding closed Academies from both years, increased 2.7% over the prior year and average revenue per child increased 1.4%. The increase in attendance during the first quarter of fiscal year 1997 reflects: (i) a successful Fall Enrollment period and (ii) a continued management focus on Customer Driven Service. The increase in average revenue per child was principally due to selective price increases which were put into place in the second quarter of fiscal year 1996, based on geographic market conditions and class capacity utilization.

Labor costs increased 3.3% from the first quarter of fiscal 1996. As a percentage of revenue, labor costs were 51.5% for the 16 weeks ended December 21, 1996, compared to 50.5% during the same period last year. The increase in labor cost as a percent of revenue was principally due to Staff merit increases effective January 1, 1996 and higher labor costs associated with the hiring of new employees in some markets.

Much of the Company's operating costs are relatively fixed and do not decline or increase directly with small changes in attendance. Facility lease payments, depreciation, amortization, and other operating costs all declined or remained unchanged as a percentage of revenue during the first quarter of fiscal year 1997 as compared to the same quarter of fiscal year 1996.

As a result of the foregoing, operating income for the 16 weeks ended December 21, 1996 was $0.8 million higher than the operating income for the same period of fiscal 1996. Earnings before interest, taxes, depreciation, and amortization (EBITDA) were $8.4 million in the first quarter of fiscal 1997 as compared to $8.0 million in the first quarter of fiscal 1996, an increase of $0.4 million.

After factoring in nondeductible goodwill amortization, the effective income tax rate for the first quarter of fiscal 1997 was 40.6% versus 40.0% in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $5.3 million through the first quarter of fiscal year 1997 compared to cash flow of $1.6 million during the same period last year. The increase in cash flows from operations was mainly due to cost management and timing differences in payment of insurance premiums and funding of field payroll costs. Net cash (including cash, short-term cash investments, restricted cash and net of overdrafts,) was $19.3 million at December 21, 1996, up $2.5 million from the year end and up $5.4 million from the end of the first quarter of the prior year. The increase in cash reflects increased earnings offset by working capital needs, capital expenditures and the purchase of the 6 1/2% convertible debentures discussed below.

The restricted cash investments of $9.2 million as of August 31, 1996, represented cash deposited in escrow accounts as collateral for the self-insured portion of the Company's workers' compensation and automobile insurance coverage. The Company has the option to replace these deposits with a credit or surety bond at any time. During the first quarter of fiscal year 1997, a $5.0 million Letter of Credit (LOC) was issued in exchange for a return of restricted cash in the same amount. Also during the first quarter, the Company received a $1.0 million return of restricted cash due to a reduction of collateral requirements for 1996 and prior years. Subsequent to the close of the first quarter, the Company received an additional $1.6 million return of restricted cash due to continued reductions in collateral requirements.

The LOC discussed above was issued under the Company's $15.0 million revolving credit facility. There remains $10 million available for working capital and other corporate purposes which, in the opinion of management, is adequate to meet foreseeable needs.

On October 22, 1996, the Company redeemed $1.25 million of the Company's 6 1/2% Convertible Debentures for 70% face value. The transaction was funded from working capital.

The Senior Notes, Preferred Stock and the Credit Agreement (see Note 4 to Consolidated Financial Statements) contain certain covenants that, among other things, set a maximum on the Company's leverage ratio. At December 21, 1996, the Company was in compliance with all of its debt covenants.



INFLATION AND GENERAL ECONOMIC CONDITIONS

The Company has historically been able to increase tuition to offset increases in its costs. In 1995, the Company experienced some market resistance to its rate increases and since then has implemented price increases on a more selective basis. There continues to be no assurance of the impact future inflation related tuition increases will have on attendance. It is unclear what impact the recent increase in the minimum wage will have on labor costs or availability.

PART II - OTHER INFORMATION


--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS.

The Company has litigation pending which arose in the ordinary course of business. In management's opinion, none of such litigation in which the Company is currently involved will result in liabilities that will have a material adverse effect on its financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits required by Item 601 Regulation S-K:

         1.  27 - Financial data schedule

b.       Reports on Form 8-K:

         None.

SIGNATURE
--------------------------------------------------------------------------------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LA PETITE HOLDINGS CORP.
Dated: January 31, 1997
                                         By: /s/ Phillip M. Kane
                                         --------------------------------------
                                               Phillip M. Kane

                                         Senior Vice-President, Chief
                                         Financial Officer and Treasurer
                                         and duly authorized representative of
                                         the registrant