Form 10-Q
period 1997-03-15
LA PETITE HOLDINGS CORP
filed 1997-04-28
CIK 901116

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 15, 1997      Commission File No. 33-61232

                            LA PETITE HOLDINGS CORP.
             (exact name of registrant as specified in its charter)


Delaware                                84-1230203
(state or other jurisdiction of         (I.R.S. employer identification number)
incorporation or organization)


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

               (1) Yes  X    No___       (2) Yes  X     No ___
                       ---                       ---


As of April 28, 1997, La Petite Holdings Corp. had 100 shares of common stock outstanding.

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

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------

  LA PETITE HOLDINGS CORP.
  CONSOLIDATED BALANCE SHEETS
  28 WEEKS ENDED MARCH 15, 1997
  (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                         MARCH 15,            AUGUST 31,
ASSETS                                                                                     1997                  1996
Current assets:
  Cash and cash equivalents                                                             $  16,419             $  12,791
  Restricted cash investments                                                               2,697                 9,227
  Accounts and notes receivable, net                                                        4,278                 3,615
  Prepaid supplies                                                                          5,391                 6,409
  Other prepaid expenses                                                                    3,359                 2,210
  Refundable income taxes                                                                     273                 1,405
  Current deferred income taxes                                                             2,296                 1,719
                                                                                      --------------        --------------
       Total current assets                                                                34,713                37,376

Property and equipment, at cost:
  Land                                                                                      6,917                 6,867
  Buildings                                                                                26,536                26,199
  Furniture, equipment and leasehold improvements                                          61,442                58,874
  Facilities under construction                                                               297                   377
                                                                                      --------------        --------------
                                                                                           95,192                92,317
  Less accumulated depreciation and amortization                                           31,913                24,497
                                                                                      --------------        --------------
       Net property and equipment                                                          63,279                67,820

Other assets (Note 3)                                                                      66,728                69,001
Deferred income taxes                                                                       4,557                 2,936
                                                                                      --------------        --------------
                                                                                        $ 169,277             $ 177,133
                                                                                      ==============        ==============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
  Amounts due to banks, including overdrafts                                            $   3,436             $   5,229
  Accounts payable                                                                          2,818                 3,109
  Current reserve for closed academies                                                      1,912                 2,700
  Accrued salaries, wages and other payroll costs                                          11,244                10,317
  Accrued insurance liabilities                                                             4,678                 4,361
  Accrued property, sales and use tax                                                       3,138                 4,254
  Accrued interest payable                                                                  1,040                   739
  Other accrued liabilities                                                                 3,224                 6,575
                                                                                      --------------        --------------
     Total current liabilities                                                             31,490                37,284

Long-term debt (Note 4)                                                                    85,653                86,590
Other long-term liabilities (Note 5)                                                       18,360                19,749

Commitments and contingencies (Note 6)

Redeemable preferred stock ($.01 par value per share; 5,000,000 shares authorized;
800,000 issued and outstanding at aggregate liquidation preference; per share
liquidation preference of $38.652 and $35.581, respectively)                               30,762                28,827

Stockholder's equity:
Common stock ($.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding)
Additional paid-in capital                                                                 18,042                19,977
Accumulated deficit                                                                       (15,030)              (15,294)
                                                                                        ------------        --------------
                                                                                            3,012                 4,683
                                                                                        ------------        --------------
                                                                                        $ 169,277             $ 177,133
                                                                                        ============        ==============
See notes to consolidated financial statements.


LA PETITE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF INCOME
28 WEEKS ENDED MARCH 15, 1997
(IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------
                                           12 WEEKS ENDED                                       28 WEEKS ENDED
                              -----------------------------------------          -------------------------------------------

                                    MARCH 15,            MARCH 9,                     MARCH 15,              MARCH 9,
                                      1997                 1996                         1997                   1996
Operating revenue                  $  67,730            $  65,671                     $ 159,983              $ 156,809

Operating expenses:
  Salaries, wages and
    benefits                          36,558               34,879                        84,077                 80,901
  Facility lease payments              8,934                8,894                        21,143                 20,943
  Depreciation                         3,190                3,128                         7,444                  7,293
  Amortization of goodwill
    and other intangibles                516                  657                         1,204                  1,742
  Other                               16,207               17,124                        40,299                 42,219
                                   ---------            ---------                     ---------              ---------
                                      65,405               64,682                       154,167                153,098
                                   ---------            ---------                     ---------              ---------
Operating income                       2,325                  989                         5,816                  3,711
                                   ---------            ---------                     ---------              ---------
Interest expense                       2,142                2,370                         4,994                  5,677
Interest income                         (186)                (165)                         (493)                  (502)
                                   ---------            ---------                     ---------              ---------
      Net interest costs               1,956                2,205                         4,501                  5,175
                                   ---------            ---------                     ---------              ---------
Income (loss) before income
  taxes                                  369               (1,216)                        1,315                 (1,464)
Provision (benefit) for
  income taxes                           364                 (286)                        1,051                    (88)
                                   ---------            ---------                     ---------              ---------
Net income (loss)                  $       5            $    (930)                    $     264              $  (1,376)
                                   =========            =========                     =========              =========
See notes to consolidated financial statements.



LA PETITE HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
28 WEEKS ENDED MARCH 15, 1997
(IN THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                 28 WEEKS ENDED
                                                                                  ---------------------------------------------
                                                                                     MARCH 15,                     MARCH 9,
                                                                                       1997                          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  $     264                    $  (1,376)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation and amortization                                                        9,109                        9,802
    Deferred income taxes                                                               (2,198)                        (108)
   Changes in current assets and liabilities:
    Accounts and notes receivable                                                         (628)                        (428)
    Prepaid expenses and supplies                                                         (130)                      (2,768)
    Accrued property, sales and use taxes                                               (1,115)                      (1,359)
    Accrued interest payable                                                               301                          316
    Other changes in assets and liabilities, net                                        (2,864)                      (3,730)
                                                                                  ----------------             ----------------
        Net cash from operating activities                                               2,739                          349
                                                                                  ----------------             ----------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
  Capital expenditures                                                                  (3,061)                      (3,705)
  Proceeds from sale of property and equipment                                              88                          737
                                                                                  ----------------             ----------------
        Net cash used for investing activities                                          (2,973)                      (2,968)
                                                                                  ----------------             ----------------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
  Repayment of long-term debt                                                             (875)                      (6,471)
  Amounts due to banks, including overdrafts                                            (1,793)                       1,097
  Decrease (increase) in restricted cash investments                                     6,530                         (731)
                                                                                  ----------------             ----------------
        Net cash from (used for) financing activities                                    3,862                       (6,105)
                                                                                  ----------------             ----------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                                              3,628                       (8,724)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        12,791                       16,299
                                                                                  ----------------             ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  16,419                    $   7,575
                                                                                  ================             ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest (net of amount capitalized)                                              $   4,232                    $   4,595
   Income taxes                                                                          4,375                          332
  Cash received during the period for:
   Interest                                                                          $     470                    $     571
   Income taxes                                                                          1,141                          505
See notes to consolidated financial statements.

LA PETITE HOLDINGS CORP.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



1.   ORGANIZATION AND MERGER

     La Petite Holdings Corp. ("Holdings") is a privately held Delaware corporation formed in 1993 for the purpose of holding the capital stock of La Petite Acquisition Corp. ("Acquisition"). On July 23, 1993, Holdings acquired all of the outstanding shares of common stock, par value $.01 (the "Common Stock"), of La Petite Academy, Inc. ("La Petite") for a total price of $104 million, net of transaction costs and the intercompany note. The transaction was accounted for as a purchase and the excess of purchase price over the net assets acquired of $67 million is being amortized over 30 years. Holdings, consolidated with La Petite, is referred to in these notes as the "Company".

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

     The Company utilizes a 52-week fiscal year ending on the last Saturday in August composed of 13 four-week periods. The first quarter contains four such periods or 16 weeks and each remaining quarter contains 3 periods or 12 weeks. The fiscal year ending 1996 was a 53-week year and the fourth quarter contained one extra week.

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

3.   OTHER ASSETS
     (in thousands of dollars)

                                                                          MARCH 15,       AUGUST 31,
                                                                            1997             1996
       Intangible assets:
         Excess purchase price over net assets acquired                  $  64,277        $  64,277
         Curriculum                                                          1,497            1,497
         Workforce                                                           3,248            3,248
         Accumulated amortization                                          (11,644)         (10,395)
                                                                         ----------      -----------
                                                                            57,378           58,627

       Deferred financing costs                                             12,743           12,854
       Accumulated amortization                                             (7,265)          (6,271)
       Other assets                                                          3,872            3,791
                                                                         ----------       ----------
                                                                         $  66,728        $  69,001
                                                                        ===========       ==========


4.   LONG-TERM DEBT
     (in thousands of dollars)

                                                                          MARCH 15,       AUGUST 31,
                                                                            1997             1996
       Convertible Debentures, 6.5% payable through June 1, 2011         $     850        $   2,100
       Senior Notes, 9.625% payable through August 1, 2001                  85,000           85,000
                                                                         ----------       ----------
            Total debt                                                      85,850           87,100
       Less unamortized discount                                              (197)            (510)
                                                                         ----------       ----------
                                                                         $  85,653        $  86,590
                                                                         ==========       ==========

5.   OTHER LONG-TERM LIABILITIES
     (in thousands of dollars)

                                                                          MARCH 15,       AUGUST 31,
                                                                            1997             1996
       Unfavorable leases, net of accumulated amortization               $   6,656        $   7,323
       Non-current reserve for closed Academies                              7,756            8,193
       Long-term insurance liabilities                                       3,948            4,233
                                                                         ----------       ----------
                                                                         $  18,360        $  19,749
                                                                         ==========       ==========


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

                                    ******

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The results of operations for La Petite Holdings Corp. and its consolidated subsidiary La Petite Academy, Inc. (collectively, the "Company") for the 12 and 28 weeks ended March 15, 1997 are consistent and comparable with the 12 and 28 weeks ended March 9, 1996.

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

The Company is continuing its expansion into new and existing markets on a very selective basis and aggressively closing under-performing Academies in marginal locations. Sixteen Academies in operation at the end of the second quarter of fiscal year 1996 were closed prior to the end of the second quarter of fiscal year 1997. Six new Academies were opened during this same period. As a result, the Company operated ten fewer Academies at the end of the second quarter of fiscal 1997 than at the end of the same quarter of fiscal year 1996. Eight of the Academy closures were part of a plan announced by the Company at the end of fiscal year 1995 to close under-performing Academies located in areas where the demographics no longer supported an economically viable operation. The remaining eight closures were principally due to management decisions to not renew the leases of certain Academies at lease expiration.

Operating revenue, excluding closed Academies from both years, increased 4.6% during the 12 weeks and 4.4% during the 28 weeks ended March 15, 1997. Attendance, excluding closed Academies from both years, increased 0.9% during the 12 weeks and 1.9% during the 28 weeks ended March 15, 1997, while average revenue per child increased 3.7% and 2.4% respectively. Pricing actions in the second quarter included selective increases in tuition rates, based on geographic market conditions and class capacity utilization. These rate increases went into effect five weeks prior to the end of the quarter.

Labor costs increased 4.8% during the 12 weeks and 3.9% during the 28 weeks ended March 15, 1997. As a percentage of revenue, labor costs were 54.0% for the 12 weeks and 52.6% for the 28 weeks ended March 15, 1997, as compared to 53.1% and 51.6% during the same periods last year. The increase in labor cost as a percent of revenue was principally due to Staff merit increases effective January 1, 1997, higher field bonuses due to increased operating income performance at many Academies, and additional support staff.

Much of the Company's operating costs are relatively fixed and do not decline or increase directly with small changes in attendance. Facility lease payments, depreciation, amortization, and other operating costs all declined or remained unchanged as a percentage of revenue during the second quarter of fiscal year 1997 as compared to the same quarter of fiscal year 1996.

As a result of the foregoing, operating income for the 12 weeks ended March 15, 1997 was up $1.3 million or 135.0% from the same period last year. Operating income for the 28 weeks ended March 15, 1997, was up $2.1 million or 56.7% from the prior year. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $6.0 million in the second quarter of fiscal 1997 as compared to $4.8 million in the second quarter of fiscal 1996. EBITDA for the 28 weeks ended March 15, 1997, was $14.5 million as compared to $12.7 million in the prior year.

After factoring in nondeductible goodwill amortization and other permanent differences, the effective income tax rate for the 12 and 28 weeks ended March 15, 1997 was 40.6% as compared to 40.0% and 40.6% in the comparable periods last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $2.7 million through the second quarter of fiscal year 1997 compared to cash flow of $0.3 million during the same period last year. The increase in cash flow from operations of $2.4 million reflects increased net income of $1.6 million, decreases in prepaid expenses and supplies of $2.6 million, an increase in accounts payable of $1.3 million, miscellaneous working capital reductions of $0.3 million, offset by increases in net income tax payments of $3.4 million. Net cash (including cash, short-term cash investments, restricted cash and net of overdrafts) was $15.7 million at March 15, 1997, down $1.1 million from year end and up $4.3 million from the end of the second quarter of the prior year. The decrease in cash from year end principally reflects the purchase of the 6 1/2% convertible debentures discussed below.

The restricted cash investments of $9.2 million as of August 31,1996, represented cash deposited in escrow accounts as collateral for the self-insured portion of the Company's workers' compensation and automobile insurance coverage. The Company has the option to replace these deposits with a credit or surety bond at any time. During the first quarter of fiscal year 1997, a $5.0 million Letter of Credit (LOC) was issued in exchange for a return of restricted cash in the same amount. Also during the first and second quarters, the Company received, in aggregate, a $2.6 million return of restricted cash due to a reduction of collateral requirements for 1996 and prior years.

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

The Senior Notes, Preferred Stock and the Credit Agreement (see Note 4 to Consolidated Financial Statements) contain certain covenants that, among other things, set a maximum on the Company's leverage ratio. At March 15, 1997, the Company was in compliance with all of its debt covenants.


INFLATION AND GENERAL ECONOMIC CONDITIONS

The Company has historically been able to increase tuition to offset increases in its costs. During the past two years, a period of low to moderate inflation, the Company implemented selective increases in tuition rates, based on geographic market conditions and class capacity utilization. The Company did not experience a material decline in attendance as a result of these increases. There continues to be, however, no assurance of the impact future inflation related tuition increases will have on attendance.

The minimum wage increase of October 1, 1996 did not have a material impact on the Company's operations. On September 1, 1997 the minimum wage will increase from $4.75 to $5.15 per hour, and it is unclear at this time what impact this increase will have on labor costs or availability.

PART II - OTHER INFORMATIOIN
--------------------------------------------------------------------------------



ITEM 1.  LEGAL PROCEEDINGS.

The Company has litigation pending which arose in the ordinary course of business. In management*s opinion, none of such litigation in which the Company is currently involved will result in liabilities that will have a material adverse effect on its financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits required by Item 601 of Regulation S-K:

     Exhibit 27 - Financial Data Schedule

b.   Reports on Form 8-K:

     None.

SIGNATURE
________________________________________________________________________





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LA PETITE HOLDINGS CORP.

Dated: April 28, 1997                     /s/ Phillip M. Kane

                                 ---------------------------------------
                                 By: Phillip M. Kane

                                 Senior Vice-President, Chief Financial
                                 Officer and Treasurer and duly
                                 authorized representative of the
                                 registrant