Form 10-Q
period 1997-06-07
LA PETITE ACADEMY INC
filed 1997-07-22
CIK 901116

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly Period Ended June 7, 1997    Commission File No. 33-61232

                           LA PETITE ACADEMY, INC.
                  Formerly known as La Petite Holdings Corp.
            (exact name of registrant as specified in its charter)


            Delaware                                   43-1243221
(state or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)

                      8717 WEST 110TH STREET, SUITE 300
                         OVERLAND PARK, KANSAS  66210
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

              (1) Yes   X    No___       (2) Yes   X     No ___


As of July 21, 1997, La Petite Academy, Inc. had 100 shares of common stock outstanding.

LA PETITE ACADEMY, INC.

INDEX
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):                                 PAGE
                                                                           ----
Balance Sheets                                                              1

Statements of Income                                                        2

Statements of Cash Flows                                                    3

Notes to Financial Statements                                              4-6

ITEM 2. MANAGEMEN'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      7-8

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                   9

ITEM 2. CHANGES IN SECURITIES                                               9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 9

ITEM 5. OTHER INFORMATION                                                   9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    9

SIGNATURE                                                                  10

PART I.  FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

LA PETITE ACADEMY, INC.
BALANCE SHEETS
40 WEEKS ENDED JUNE 7, 1997
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                  JUNE 7,            AUGUST 31,
                                                                                                   1997                1996
ASSETS
Current assets:
 Cash and cash equivalents                                                                        $ 21,758           $ 12,791
 Restricted cash investments                                                                         2,102              9,227
 Accounts and notes receivable, net                                                                  4,532              3,615
 Prepaid supplies                                                                                    5,671              6,409
 Other prepaid expenses                                                                              6,703              2,210
 Refundable income taxes                                                                               275              1,405
 Current deferred income taxes                                                                       1,439              1,719
                                                                                                  --------           --------
    Total current assets                                                                            42,480             37,376
Property and equipment, at cost:
 Land                                                                                                6,917              6,867
 Buildings                                                                                          26,620             26,199
 Furniture, equipment and leasehold improvements                                                    62,602             58,874
 Facilities under construction                                                                         194                377
                                                                                                  --------           --------
                                                                                                    96,333             92,317
Less accumulated depreciation and amortization                                                      35,103             24,497
                                                                                                  --------           --------
   Net property and equipment                                                                       61,230             67,820
Other assets (Note 3)                                                                               65,448             69,001
Deferred income taxes                                                                                4,892              2,936
                                                                                                  --------           --------
                                                                                                  $174,050           $177,133
                                                                                                  ========           ========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Amounts due to banks, including overdrafts                                                       $  3,535           $  5,229
 Accounts payable                                                                                    3,488              3,109
 Current reserve for closed academies                                                                1,942              2,700
 Accrued salaries, wages and other payroll costs                                                    11,464             10,317
 Accrued insurance liabilities                                                                       4,504              4,361
 Accrued property, sales and use tax                                                                 3,516              4,254
 Accrued interest payable                                                                            2,911                739
 Other accrued liabilities                                                                           4,708              6,575
                                                                                                  --------           --------
    Total current liabilities                                                                       36,068             37,284
Long-term debt (Note 4)                                                                             85,716             86,590
Other long-term liabilities (Note 5)                                                                16,030             19,749

Commitments and contingencies (Note 6)

Redeemable preferred stock ($.01 par value per share; 2,000,000 shares authorized; 800,000 issued and outstanding at aggregate liquidation preference; per share liquidation preference of
 $39.729 and $35.581, respectively)                                                                31,629             28,827

Stockholder's equity:
Common stock ($.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding)
Additional paid-in capital                                                                          17,175             19,977
Accumulated deficit                                                                                (12,568)           (15,294)
                                                                                                  --------           --------
                                                                                                     4,607              4,683
                                                                                                  --------           --------
                                                                                                  $174,050           $177,133
                                                                                                  ========           ========

See notes to financial statements.

LA PETITE ACADEMY, INC.

STATEMENTS OF INCOME
40 WEEKS ENDED JUNE 7, 1997
(IN THOUSANDS OF DOLLARS)

================================================================================================================================
                                                    12 WEEKS ENDED                                     40 WEEKS ENDED
                                          ====================================               ===================================
                                            JUNE 7,              JUNE 1,                     JUNE 7,              JUNE 1,
                                             1997                1996                         1997                 1996
Operating revenue                         $74,508              $71,601                       $234,491             $228,410
Operating expenses:
 Salaries, wages and
  benefits                                 38,486               37,306                        122,563              118,207
 Facility lease payments                    9,062                9,079                         30,205               30,022
 Depreciation                               3,190                3,154                         10,634               10,447
 Amortization of goodwill
  and other intangibles                       516                  516                          1,720                2,258
 Other                                     16,834               17,061                         57,133               59,280
                                          -------              -------                       --------             --------
                                           68,088               67,116                        222,255              220,214
                                          -------              -------                       --------             --------
Operating income                            6,420                4,485                         12,236                8,196
                                          -------              -------                       --------             --------
Interest expense                            2,124                2,317                          7,118                7,994
Interest income                              (193)                (190)                          (686)                (692)
                                          -------              -------                       --------             --------
   Net interest costs                       1,931                2,127                          6,432                7,302
                                          -------              -------                       --------             --------
Income before income taxes
 and extraordinary item                     4,489                2,358                          5,804                  894
Provision for income taxes                  2,027                1,144                          3,078                1,056
                                          -------              -------                       --------             --------
Income (loss) before
 extraordinary item                         2,462                1,214                          2,726                 (162)
                                          -------              -------                       --------             --------
Extraordinary loss on
 retirement of debt, net of
 applicable income taxes of
  $546                                                             819                                                 819
                                          -------              -------                       --------             --------
Net income (loss)                         $ 2,462              $   395                       $  2,726             $   (981)
                                          =======              =======                       ========             ========

See notes to financial statements.

LA PETITE ACADEMY, INC.

STATEMENTS OF CASH FLOWS
40 WEEKS ENDED JUNE 7, 1997
(IN THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

                                                                                               40 WEEKS ENDED
                                                                                         -----------------------------
                                                                                            JUNE 7,          JUNE 1,
                                                                                             1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                       $      2,726      $      (981)
 Adjustments to reconcile net income (loss) to net cash from operating activities:
 Non-cash portion of extraordinary loss                                                                          1,365
 Depreciation and amortization                                                                 13,010           13,755
 Deferred and accrued income taxes                                                             (1,675)             124
 Changes in current assets and liabilities:
  Accounts and notes receivable                                                                  (882)            (857)
  Prepaid expenses and supplies                                                                (3,755)          (3,899)
  Accrued property, sales and use taxes                                                          (737)          (1,154)
  Accrued interest payable                                                                      2,172            2,127
  Other changes in assets and liabilities, net                                                 (2,701)          (3,486)
                                                                                         -------------     ------------
    Net cash from operating activities                                                          8,158            6,994
                                                                                         -------------     ------------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Capital expenditures                                                                          (4,306)          (4,598)
 Proceeds from sale of property and equipment                                                     499              888
                                                                                         -------------     ------------
    Net cash used for investing activities                                                     (3,807)          (3,710)
                                                                                         -------------     ------------
CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
 Repayment of long-term debt                                                                     (877)         (12,631)
 Proceeds from capital lease                                                                       62
 Amounts due to banks, including overdrafts                                                    (1,694)           5,204
 Decrease (increase) in restricted cash investments                                             7,125             (832)
                                                                                         -------------     ------------
    Net cash from (used for) financing activities                                               4,616           (8,259)
                                                                                         -------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH                                                        8,967           (4,975)
EQUIVALENTS

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               12,791           16,299
                                                                                         -------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $     21,758      $    11,324
                                                                                         =============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                                                   $      4,291      $     4,817
  Income taxes                                                                                  4,645              565

 Cash received during the period from:
  Interest                                                                               $        622      $       756
  Income taxes                                                                                  1,141              663
 See notes to financial statements.

LA PETITE ACADEMY, INC.
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS



1.   ORGANIZATION AND MERGER

     La Petite Holdings Corp. was formed in 1993 as a Delaware corporation for the purpose of holding the capital stock of La Petite Acquisition Corp. On July 23, 1993, Holdings acquired all of the outstanding shares of common stock, par value $.01 (the "Common Stock"), of La Petite Academy, Inc. ("Academy") for a total price of $104 million, net of transaction costs and the intercompany note. The transaction was accounted for as a purchase and the excess of purchase price over the net assets acquired of $67 million is being amortized over 30 years. On, June 1, 1997, Holdings was merged with and into its wholly-owned subsidiary Academy, a Delaware corporation, pursuant to the Agreement and Plan of Merger dated as of May 22, 1997 by and between Holdings and Academy, with Academy as the surviving corporation. Academy is referred to in these notes as the "Company".


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM FINANCIAL REPORTING - The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Holdings Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

     The Company utilizes a 52-week fiscal year ending on the last Saturday in August composed of 13 four-week periods. The first quarter contains four such periods or 16 weeks and each remaining quarter contains 3 periods or 12 weeks. The fiscal year ending 1996 was a 53-week year and the fourth quarter contained one extra week.

     The information included in these interim financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to fairly state the Company's financial position and the results of its operations for the periods presented.

     RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   OTHER ASSETS
     (in thousands of dollars)

                                                          JUNE 7,     AUGUST 31,
                                                            1997         1996
   Intangible assets:
     Excess purchase price over net assets acquired       $64,277     $64,277
     Curriculum                                             1,497       1,497
     Workforce                                              3,248       3,248
     Accumulated amortization                             (12,179)    (10,395)
                                                          -------     -------
                                                           56,843      58,627
   Deferred financing costs                                12,743      12,854
   Accumulated amortization                                (7,721)     (6,271)
   Other assets                                             3,583       3,791
                                                          -------     -------
                                                          $65,448     $69,001
                                                          =======     =======
4.   LONG-TERM DEBT
     (in thousands of dollars)
                                                          JUNE 7,     AUGUST 31,
                                                            1997         1996

   Convertible Debentures, 6.5% payable through
    June 1, 2011                                          $   850     $ 2,100
Senior Notes, 9.625% payable through August 1, 2001        85,000      85,000
Capital Lease - Computer hardware                              60           0
                                                          -------     -------
Total debt                                                 85,910      87,100

Less unamortized discount                                    (194)       (510)
                                                          -------     -------
                                                          $85,716     $86,590
                                                          =======     =======

5.   OTHER LONG-TERM LIABILITIES
     (in thousands of dollars)
                                                          JUNE 7,     AUGUST 31,
                                                           1997         1996

Unfavorable leases, net of accumulated amortization       $ 6,371     $ 7,323
Non-current reserve for closed Academies                    6,820       8,193
Long-term insurance liabilities                             2,839       4,233
                                                          -------     -------
                                                          $16,030     $19,749
                                                          =======     =======


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

                                    ******

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The results of operations for La Petite Academy, Inc. (the "Company") for the 12 and 40 weeks ended June 7, 1997 are consistent and comparable with the 12 and 40 weeks ended June 1, 1996.

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

The Company is continuing its expansion into new and existing markets on a very selective basis and aggressively closing under-performing Academies in marginal locations. Nineteen Academies in operation at the end of the third quarter of fiscal year 1996 were closed prior to the end of the third quarter of fiscal year 1997. Seven new Academies were opened during this same period. As a result, the Company operated 750 Academies at the end of the third quarter of fiscal 1997, twelve fewer than at the end of the same quarter of fiscal year 1996.

Operating revenue, excluding closed Academies from both years, increased 5.4% during the 12 weeks and 4.7% during the 40 weeks ended June 7, 1997. Attendance, excluding closed Academies from both years, increased 0.2% during the 12 weeks and 1.4% during the 40 weeks ended June 7, 1997, while average revenue per child increased 5.2% and 3.2%, respectively. Selective increases in tuition rates took place in the second quarter of both years.

Labor costs increased 3.2% during the 12 weeks and 3.7% during the 40 weeks ended June 7, 1997. As a percentage of revenue, labor costs were 51.7% for the 12 weeks and 52.3% for the 40 weeks ended June 7, 1997, as compared to 52.1% and 51.8% during the same periods last year. The increase in labor cost was principally due to Staff merit increases effective January 1, 1997.

Much of the Company's operating costs are relatively fixed and do not decline or increase directly with small changes in attendance. Facility lease payments, depreciation, amortization, and other operating costs all declined or remained unchanged as a percentage of revenue during the third quarter of fiscal year 1997 as compared to the same quarter of fiscal year 1996.

As a result of the foregoing, operating income for the 12 weeks ended June 7, 1997 was up $1.9 million or 43.1% from the same period last year. Operating income for the 40 weeks ended June 7, 1997, was up $4.0 million or 49.3% from the prior year. Earnings before interest, taxes, depreciation, and amortization (EBITDA) was $10.1 million in the third quarter of fiscal 1997 as compared to $8.2 million in the third quarter of fiscal 1996. EBITDA for the 40 weeks ended June 7, 1997, was $24.6 million as compared to $20.9 million in the prior year.

After factoring in nondeductible goodwill amortization and other permanent differences, the effective income tax rate for the 12 and 40 weeks ended June 7, 1997 was 40.6%, as compared to 40.0% for the comparable periods last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $8.2 million through the third quarter of fiscal year 1997 compared to cash flow of $7.0 million during the same period last year. The increase in cash flow from operations of $1.2 million reflects increased net income of $3.7 million, increases in miscellaneous working capital needs of $3.7 million, offset by increased net income tax payments of $3.6 million, the purchase of a $1.8 million annuity to fund workers' compensation claims, and increased payments to the VEBA Employee Health Care Trust of $0.8 million.

Cash flows from financing activities were $4.6 million through the third quarter of fiscal year 1997 compared to a negative cash flow of $8.3 million during the same period last year. The increase in cash flow from financing activities of $12.9 million reflects reduced term loan payments of $11.8 million, and an $8.0 net decrease in restricted cash requirements, offset by a $6.9 million increase in the cash flow impact of changes in amounts due banks, principally overdrafts. The decrease in term loan payments was principally due to the retirement of borrowing under the Company's old credit agreement in the prior year. The restricted cash investment represents cash deposited in escrow accounts as collateral for the self-insured portion of the Company's workers* compensation and automobile insurance coverage. The Company has the option to replace these deposits with a credit or surety bond at any time. During the first quarter of fiscal year 1997, a $5.0 million Letter of Credit (LOC) was issued in exchange for a return of restricted cash in the same amount.
Through the third quarter, the Company also received, in aggregate, a $3.4 million return of restricted cash due to a reduction of collateral requirements. The outstanding checks during 1997 declined from $5.2 million to $3.5 million generating $1.7 million of cash. During 1996, outstanding checks increased from $4.1 million to $9.3 million, reducing cash by $5.2 million.

The LOC discussed above was issued under the Company's $15.0 million revolving credit facility. There remains $10 million available for working capital and other corporate purposes which, in the opinion of management, is adequate to meet foreseeable needs.

On October 22, 1996, the Company redeemed $1.25 million of the Company's 6 1/2% Convertible Debentures for 70% of face value. The transaction was funded from working capital.

The Senior Notes, Preferred Stock and the Credit Agreement (see Note 4 to Consolidated Financial Statements of Holdings Annual Report on Form 10-K) contain certain covenants that, among other things, set a maximum on the Company*s leverage ratio. At June 7, 1997, the Company was in compliance with all of its debt covenants.


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

The minimum wage increase of October 1, 1996 did not have a material impact on the Company's operations. On September 1, 1997 the minimum wage will increase from $4.75 to $5.15 per hour, and it is also not expected to materially impact Company operations.

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

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits required by Item 601 of Regulation S-K:

     Exhibit 3.3 - Restated Certificate of Incorporation of La Petite Academy, Inc.

     Exhibit 4.7 - First Supplemental Indenture dated as of May 19, 1997 between La Petite Holdings Corp., La Petite Academy, Inc. and Fleet National Bank, as successor Trustee to Shawmut Bank Connecticut, with respect to the Exchange Debentures.

     Exhibit 4.8 - First Supplemental Indenture dated as of May 19, 1997 between La Petite Holdings Corp., La Petite Academy, Inc. and Fleet National Bank, as successor Trustee to Shawmut Bank Connecticut, with respect to the Senior Notes.

     Exhibit 10.12 - First Amendment to Amended and Restated Credit Agreement dated as of May 27, 1997, among La Petite Academy, Inc., La Petite Holdings, Corp., various financial institutions, Bankers Trust Company as Administrative Agent, and Mercantile Bank as Co-Agent.

     Exhibit 27 - Financial Data Schedule

b.   Reports on Form 8-K:

     Current Report on Form 8-K filed on July 10, 1997 reporting the merger on June 1, 1997 of La Petite Holdings Corp. with and into La Petite Academy, Inc.

SIGNATURE
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LA PETITE ACADEMY, INC.

Dated: July 21, 1997                     /s/ Phillip M. Kane
                                         --------------------------------------
                                         By: Phillip M. Kane

                                         Senior Vice-President, Chief Financial
                                         Officer and Treasurer and duly
                                         authorized representative of the
                                         registrant