Form 10-K
period 1997-08-30
LA PETITE ACADEMY INC
filed 1997-11-25
CIK 901116

                                  FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 30, 1997

        OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 33-61232

                           LA PETITE ACADEMY, INC.

                  Formerly known as LaPetite Holdings Corp.
           (Exact name of registrant as specified in its charter)

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

Securities registered pursuant to Section 12(b) of the Act:

                                    None

Securities registered pursuant to Section 12(g) of the Act:

                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 (1) Yes   X    No        (2) Yes   X    No

There are no shares of voting stock of La Petite Academy, Inc. held by non-affiliates.

As of November 25, 1997, La Petite Academy, Inc. had 100 shares of common stock outstanding.

LA PETITE ACADEMY, INC.

INDEX
-------------------------------------------------------------------------------

                                                                           PAGE


PART I.

Item 1.  Business                                                            2

Item 2.  Properties                                                          4

Item 3.  Legal Proceedings                                                   5

Item 4.  Submission of Matters to a Vote of
           Security Holders                                                  5
PART II.

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters                                   5

Item 6.  Selected Financial Data                                             6

Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     8

Item 7A. Quantitative and Qualitative Disclosures About Market Risk         14

Item 8.  Financial Statements and Supplementary Data                        14

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                           29

PART III.

Item 10. Directors and Executive Officers of the Registrant                 30

Item 11. Executive Compensation                                             35

Item 12. Security Ownership of Certain Beneficial
           Owners and Management                                            37

Item 13. Certain Relationships and Related Transactions                     37

PART IV.

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                              38

SIGNATURES                                                                  45


PART I.

ITEM 1.  BUSINESS

MERGER TRANSACTION

LaPetite Holdings Corp. ("Holdings") was formed in 1993 as a Delaware corporation for the purpose of holding the capital stock of LaPetite Acquisition Corp. On July 23, 1993, Holdings acquired all of the outstanding shares of common stock, par value $.01 (the "Common Stock"), of LaPetite Academy, Inc. ("Academy") for a total price of $104 million, net of transaction costs, the intercompany note and assumed liabilities of $59 million. The transaction was accounted for as a purchase and the excess of purchase price over the net assets acquired of $67 million is being amortized over 30 years. On June 1, 1997, Holdings was merged with and into its wholly-owned subsidiary Academy, a Delaware corporation, pursuant to the Agreement and Plan of Merger dated as of May 22, 1997 by and between Holdings and Academy, with Academy as the surviving corporation. Academy is referred to herein as "the Company" or "La Petite".

BUSINESS DESCRIPTION

The following discussion refers to La Petite, and includes a discussion of La Petite prior to the 1993 acquisition.

La Petite is the second largest provider of for-profit preschool education and child care in the United States based on the number of Academies it operates. The first La Petite Academy was opened in Illinois in 1969, and, since the latter half of the 1970's, La Petite has significantly expanded the number of Academies it operates and the diversity of the markets it serves. During 1997, the Company estimates that an average of 86,700 children attended 745 La Petite Academy schools located in 35 states and the District of Columbia, primarily in the southern, Atlantic coast, midwestern and western regions of the United States. The Academies offer educational, developmental and child care programs, which are available on a full-time or part-time basis, for children between six weeks and 12 years old.

The Academies operate year round, five days per week, generally opening at 6:30 A.M. and remaining open until 6:30 P.M. A child may be enrolled in any of a variety of program schedules from a full-time, five-day-per-week plan, to as little as two or three half-days a week. A child attending full-time typically spends approximately nine hours a day, five days per week, at an Academy.

Tuition for the programs varies depending upon the location of an Academy and is proportionally higher for children attending part-time. In addition, parents currently pay an annual registration fee of $40 per child, which is reduced for families with more than one child attending an Academy.

Historically, the Company's operating revenue has followed the seasonality of a school year, declining during the summer months and the year-end holiday period. The number of new children enrolling at the Academies is generally highest in September-October and January-February and, therefore, the Company attempts to concentrate its marketing efforts and new Academy openings immediately preceding these high enrollment periods. Several Academies in certain geographic markets have a backlog of children waiting to attend; however, this backlog is not material to the overall attendance throughout the system.

EMPLOYEES

As of August 30, 1997, the Company employed approximately 14,200 persons. The Company's employees are not represented by any organized labor unions or employee organizations and management believes relations with employees are good.

COMPETITION

Each Academy competes with other child care alternatives in a very localized market. The preschool education and child care industry is highly fragmented and has historically been dominated by small, local nursery and day care centers. The Company is the second largest provider of for-profit preschool education and child care in the United States based on the number of centers operated and competes principally with local nursery and day care centers, some of which are church-affiliated or non-profit, and individuals caring for a few children in their homes. In addition, in recent years certain public school districts have begun to offer after school programs which compete with the Company's SuperStar Program. The Company competes principally by offering trained and qualified personnel, professionally planned educational and recreational programs, well-equipped facilities and additional services such as transportation. In addition, the Company offers a challenging and sophisticated program that emphasizes the individual development of the child. Management believes that the quality of the staff and facilities and the unique programs offered are the principal factors in parents' choice of the Company, although price and location of the facility are also important. For some of the Company's potential customers, the non-profit status of certain of the Company's competitors may be a significant factor in choosing a child care provider.

INSURANCE AND CLAIMS ADMINISTRATION

Since July 1989, the Company has maintained excess liability insurance covering general liability and automotive liability, in addition to primary general liability, automotive liability, workers' compensation, property and casualty, crime and directors' and officers' insurance. Management believes that the coverages provided by these policies are adequate to meet the Company's needs.

REGULATION AND GOVERNMENT INVOLVEMENT

Each Academy must be licensed under applicable state and local licensing laws and is subject to a variety of state and local regulations. Although these state and local regulations vary greatly from jurisdiction to jurisdiction, governmental agencies generally review the safety, fitness and adequacy of the buildings and equipment, the ratio of staff to children, the dietary program, the daily curriculum and compliance with health standards. In a few jurisdictions, new legislation or regulations have been enacted or are being considered which establish requirements for employee background checks or other clearance procedures for new employees of child care centers. For example, all states in which the Company operates require criminal record checks for all child care staff as part of licensing regulations and some require fingerprint verification. Repeated failures by an Academy to comply with applicable regulations can subject it to state sanctions, which might include being placed on probation or, in more serious cases, suspension or revocation of the Academy's license to operate. Management believes the Company is in substantial compliance with all material regulations and licensing requirements applicable to its businesses.

Although no Federal license is required at this time, there are minimum standards which must be met to qualify for participation in certain Federal subsidy programs.

Government, at both the Federal and state levels, is actively involved in expanding the availability of child care services. Federal support is delivered at the state level through government-operated educational and financial assistance programs. Child care services offered directly by states include training for child care providers and resource and referral systems for parents seeking child care. In addition, the State of Georgia has an extensive government-paid private sector preschool program in which the Company participates.

On September 1, 1997, the Federal minimum wage increased from $4.75 to $5.15 per hour. Management does not expect this increase to materially impact the Company's operations.

COMPLIANCE WITH ENVIRONMENTAL PROTECTION PROVISIONS

Compliance with Federal, state and local laws and regulations governing pollution and protection of the environment is not expected to have any material effect upon the financial condition or results of operations of the Company.

ITEM 2.  PROPERTIES

Approximately 500 Academies were constructed from 1978 through early 1987 and are of a standard design and generally have a uniform exterior appearance. In 1987, the Company introduced a new design which emphasizes efficiency, lower maintenance costs and enhanced appearance. Due to different licensing requirements and design features, Academies typically contain 5,400, 6,700 or 7,800 square feet in a one-story, air-conditioned building typically located on three-quarters of an acre to one acre of land. Each Academy has an adjacent playground designed to accommodate the full age range of children attending the Academy.

Licensed capacity for the same size building varies from state to state because of different licensing requirements. A 5,400 square foot Academy is typically licensed for 100 to 150 children, a 6,700 square foot Academy is typically licensed for 130 to 170 children and a 7,800 square foot Academy is typically licensed for 175 to 225 children.

The following table shows the locations of the Company's open Academies as of August 30, 1997:

  Alabama (18)      Indiana (17)      Nebraska (10)         South Carolina (25)
  Arizona (24)      Iowa (9)          Nevada (9)            Tennessee (27)
  Arkansas (8)      Kansas (22)       New Jersey (2)        Texas (119)
  California (59)   Kentucky (4)      New Mexico (4)        Utah (5)
  Colorado (25)     Louisiana (1)     North Carolina (30)   Virginia (36)
  Delaware (1)      Maryland (14)     Ohio (17)             Washington, D.C. (2)
  Florida (99)      Minnesota (1)     Oklahoma (25)         Washington (16)
  Georgia (54)      Mississippi (3)   Oregon (4)            Wisconsin (2)
  Illinois (16)     Missouri (30)     Pennsylvania (6)      Wyoming (1)


As of August 30, 1997, the Company operated 745 Academies, 676 of which were leased under operating leases, 55 of which were owned and 14 of which were operated in employer owned centers. Most of these Academy leases have 15-year terms, some have 20-year terms, many have renewal options, and most require the Company to pay utilities, maintenance, insurance and property taxes. In addition, some of the leases provide for contingent rentals if the Academy's operating revenue exceeds certain base levels.

In opening a new Academy, the Company historically acquires the land, constructs the facility and then seeks long-term financing through a sale (at cost) and operating leaseback transaction. The Company currently leases 676 Academies from approximately 400 investors.

The leases have initial terms expiring as follows:


YEARS INITIAL LEASE TERMS EXPIRE                                 NUMBER OF
                                                                 ACADEMIES
1998                                                                    54
1999                                                                    64
2000-2005                                                              428
2006 and later                                                         130
                                                                 ---------
                                                                       676
                                                                 =========

The Company has generally been successful when it has sought to renew expiring Academy leases.

In fiscal year 1997, the Company opened 3 new Academies, two of which were employer-based. Employer-based Academies are typically located on the property of the employer/client, with the employer/client providing both the land and building for the Academy.

ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

The common stock of the Company is not publicly traded. The Company is wholly owned by Investment.

No cash dividends were declared or paid on the Common Stock during fiscal year 1997 and 1996. The Company's Senior Notes and Preferred Stock (see Note 3 and
Note 7, respectively, to the Consolidated Financial Statements) contain certain covenants that, among other things, do not permit La Petite to pay cash dividends on its Common or Preferred Stock now or in the immediate future.

ITEM 6.  SELECTED FINANCIAL DATA  (IN THOUSANDS OF DOLLARS)

                                                           LA PETITE ACADEMY, INC. (a)
                                                                (SUCCESSOR)
                                 -----------------------------------------------------------------------------------
                                   52 WEEKS         53 WEEKS           52 WEEKS         52 WEEKS         FOR THE
                                    ENDED            ENDED              ENDED            ENDED        PERIOD JULY 24
                                   AUGUST 30,      AUGUST 31,         AUGUST 26,       AUGUST 27,      TO AUGUST 28,
                                    1997             1996               1995             1994              1993
INCOME STATEMENT DATA
Operating revenue               $ 302,766         $ 300,277          $ 279,806         $ 274,195         $ 24,763
Operating expenses:
 Salaries, wages and              159,236           155,046            142,757           135,765           12,350
 benefits
 Facility lease payments           39,332            39,587             39,901            38,906            3,739

 Depreciation                      13,825            13,680             13,501            12,535            1,099

 Restructuring charge (b)                                               11,700

 Amortization of goodwill           2,236             2,774              3,712             3,492              431
 and other intangibles
 Other                             74,111            78,310             75,981            72,190            6,018

Total operating expenses          288,740           289,397            287,552           262,888           23,637

Operating income (loss)            14,026            10,880            (7,746)            11,307            1,126

Interest expense (c)                9,245            10,256             11,110            12,665            1,119

Interest income                     (959)             (903)            (1,063)             (825)              (29)
Income (loss) before                2,476                 9           (11,638)           (1,175)              (61)
 extraordinary item
Extraordinary item -                                  (819)                              (1,610)
 gain (loss) on early
 retirement of debt

Net income (loss)                   2,476             (810)           (11,638)           (2,785)              (61)
BALANCE SHEET DATA (AT
END OF PERIOD)

Total assets                    $ 171,252         $ 177,133          $ 195,604         $ 204,885         $216,000
Real estate mortgages
 and related debt

Subordinated debt                     659             1,590              1,555             1,521           23,787

Total debt                         85,903            86,590             99,186           102,352          108,787
Redeemable preferred               32,521            28,827             25,266            22,442           19,990
 stock
Common stockholders                 3,466             4,683              9,054            23,516           28,753
 equity

OTHER DATA
EBITDA (D)                      $  30,087         $  27,334           $ 21,167         $  27,334         $  2,656

Depreciation and                   16,911            17,704             18,638            18,118            1,530
 amortization (e)

Capital expenditures                7,691             8,570              9,101             8,496            1,755
Proceeds from sale of                 452             2,525              6,145             3,399              370
 assets
Academies at end of                   745               751                786               787              788
 period
Estimated revenue                     69%               70%                64%               69%               67%
 capacity utilization
 during the period (f)

                                               LA PETITE
                                              ACADEMY, INC.
                                              (PREDECESSOR)
                                  -------------------------------------
                                       FOR THE
                                   PERIOD JANUARY 1
                                      TO JULY 23,             DECEMBER
                                        1993                  31, 1992
INCOME STATEMENT DATA
Operating revenue                     $ 150,254               $ 245,610
Operating expenses:
 Salaries, wages and                     74,173                 120,803
 benefits
 Facility lease payments                 21,573                  35,538

 Depreciation                             5,484                   9,177

 Restructuring charge (b)

 Amortization of goodwill
 and other intangibles                       81                      88
 Other                                   40,219                  65,179

Total operating expenses                141,530                 230,785

Operating income (loss)                   8,724                  14,825

Interest expense (c)                      1,251                   2,020

Interest income                           (551)                    (979)
Income (loss) before
 extraordinary item                       4,694                   8,408
Extraordinary item -
 gain (loss) on early
 retirement of debt                                                 705

Net income (loss)                         4,694                   9,113
BALANCE SHEET DATA (AT
END OF PERIOD)

Total assets                                N/A               $ 143,616
Real estate mortgages
 and related debt                           N/A                     206

Subordinated debt                           N/A                  33,900

Total debt                                  N/A                  34,106
Redeemable preferred
 stock
Common stockholders
 equity                                     N/A                  85,921

OTHER DATA
EBITDA (D)                            $   14,289               $ 24,090

Depreciation and
 amortization (e)                          5,565                  9,334

Capital expenditures                       6,575                 14,328
Proceeds from sale of
 assets                                   10,929                 15,439
Academies at end of
 period                                      784                    785
Estimated revenue
 capacity utilization
 during the period (f)                        67%                    65%

N/A - Not applicable.

a) See Note 1 to the consolidated financial statements for a discussion of La Petite.

b) During fiscal year 1995, the Company approved a plan to close 39 Academies located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. Accordingly, the Company recorded an $11,700 restructuring charge ($7,000 after tax) to provide for costs associated with the Academy closures and restructuring. The charge included approximately $10,000 for the present value of rent and real estate taxes for the remaining lease terms. The charge also included restructuring and other costs related to the closures.

c) Interest expense includes $850, $1,250 and $1,424 of amortization of deferred financing costs and accretion of the discount on the Convertible Debentures for fiscal years 1997, 1996 and 1995, respectively.

d) EBITDA is defined herein as net income before non-cash restructuring charges, extraordinary items, net interest cost, taxes, depreciation and amortization and is presented because it is generally accepted as providing useful information regarding a company's ability to service and/or incur debt. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other consolidated income or cash flow statement data prepared in accordance with generally accepted accounting principles or as a measure of the Company's profitability or liquidity.

e) Depreciation and amortization includes amortization of deferred financing costs and the accretion of the discount on the Convertible Debentures, which are presented in interest expense on the statements of income.

f) The Company calculates estimated revenue capacity utilization based on the Company's utilization of total revenue capacity. Total revenue capacity is defined as the aggregate of licensed capacity based on square feet of space per child requirements for each Academy open during each week of the applicable year multiplied by each Academy's respective preschool tuition rate for a child attending the preschool program full-time.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Historically, the Company's operating revenue has followed the seasonality of the school year. The number of new children attending the Academies is highest in September-October and January-February, generally referred to as the fall and winter enrollment periods. Enrollment and, therefore, revenues tend to decline during the calendar year-end holiday period and during the Summer. As a result of this seasonality, the Company concentrates it marketing efforts and new Academy openings immediately preceding these highest enrollment periods.

The Company is continuing its expansion into new and existing markets on a selective basis. The Company opened 3 new Academies during the 52 weeks ended August 26, 1995, 11 new Academies during the 53 weeks ended August 31, 1996 and 3 new Academies during the 52 weeks ended August 30, 1997.

While most geographic regions of the Company's operation are profitable, there are some individual Academy locations which are only marginally profitable or are operating at a loss. These marginal locations are being monitored closely, and certain facilities may be closed if improvements in profitability are not made. During fiscal year 1997, nine under-performing Academies were closed.

1997 COMPARED TO 1996 RESULTS  (IN THOUSANDS OF DOLLARS)


                                      52 WEEKS ENDED                      52 WEEKS ENDED                       CHANGE
                                  --------------------------        -------------------------          ----------------------
                                                     PERCENT                          PERCENT                         PERCENT
                                  AUGUST 30,           OF           AUGUST 31,           OF                              OF
                                    1997             REVENUE           1996           REVENUE          AMOUNT         REVENUE

Operating revenue                 $ 302,766           100.0%        $ 294,836           100.0%        $  7,930
Operating expenses:
 Salaries, wages and
 benefits                           159,236            52.6           152,234            51.6            7,002             1.0%
 Facility lease payments             39,332            13.0            38,858            13.2              474            (0.2)
 Depreciation                        13,825             4.6            13,680             4.7              145            (0.1)
 Amortization of goodwill
 and other intangibles                2,236             0.7             2,773             0.9             (537)           (0.2)
 Other                               74,111            24.5            77,139            26.2           (3,028)           (1.7)
                                  ---------         ---------       ---------         ---------      ---------        ---------
Total operating expenses            288,740            95.4           284,684            96.6            4,056            (1.2)

Operating income                     14,026             4.6            10,152             3.4            3,874             1.2

Interest expense
 (including $850 and
 $1,250 of amortization
 and accretion for 1997
 and 1996, respectively)              9,245             3.0            10,126             3.4             (881)           (0.4)
Interest income                        (959)           (0.3)             (884)           (0.3)              75             0.0
                                  ---------         -------         ---------         -------         --------        --------

Income before income
 taxes and extraordinary
 item                                 5,740             1.9               910             0.3            4,830             1.6
Provision for
 income taxes                         3,264             1.1             1,267             0.4            1,997             0.7
                                  ---------         ---------       ---------         ---------      ---------        ---------

Net income (loss) before
 extraordinary item                   2,476             0.8              (357)           (0.1)           2,833             0.9
Extraordinary loss on
retirement of debt,
net of applicable
income taxes of $546                                                     (819)           (0.3)             819             0.3
                                  ---------         ---------       ---------         ---------      ---------        ---------
Net income (loss)                 $   2,476             0.8%        $  (1,176)           (0.4)%       $  3,652             1.2%
                                  =========         =========       =========         =========      =========        =========

EBITDA                            $  30,087             9.9%          $26,605             9.0%        $  3,482             0.9%
                                  =========         =========       =========         =========      =========        =========



The Company's fiscal year ends on the last Saturday in August. Operating results for fiscal year 1996, as shown in the accompanying Consolidated Statement of Income, contained a "leap week" or 53 weeks in the year to catch up with the calendar. The extra week in 1996 added $5.4 million to revenue and $0.7 million to EBITDA and operating income. For comparative purposes the above table presents the results of the first 52 weeks of fiscal year 1996.
The following discussion of results is based on the 52 week comparison.

Operating revenue increased 2.7% during the 52 weeks ended August 30, 1997. Excluding closed Academies from both years, revenue increased 4.6%, attendance grew 3.2% and average revenue per child increased 1.4%. The increase in attendance during fiscal year 1997 over fiscal year 1996 was attributable to a successful Fall enrollment period and retention of the children throughout the year. The increase in the year-to-date average revenue per child was principally due to selective increases in tuition rates which took place in the second quarter offset somewhat by improvements in our Parent's Partner Plan discount program.

The Company opened 3 new Academies and closed nine Academies during fiscal year 1997. As a result, the Company operated six fewer Academies at the end of fiscal year 1997 than at the end of fiscal year 1996. Two of the closures were under performing employer-based centers, one closure was an under-performing residential Academy, and the remaining six closures were due to management decisions not to renew the leases of certain under-performing Academies at lease expiration.

Salaries, wages, and benefits increased 1.0% as a percent of revenue during the 52 weeks ended August 30, 1997 to 52.6%. The increase in labor cost as a percent of revenue was principally due to staff merit increases effective January 1, 1996, and increased health care benefit costs, which together exceeded the percentage increase in tuition revenue.

Facility lease payments declined as a percent of revenue by 0.2% during the 52 weeks ended August 30, 1997. This decrease was primarily due to the 1996 fiscal year closing of 46 Academies which took place at various times during the year.

Amortization of goodwill and other intangibles decreased 19.4% during the 52 weeks ended August 30, 1997, as the intangible asset for an in-place workforce became fully amortized during fiscal year 1996.

Other operating expenses declined as a percent of revenue by 1.7% to 24.5% for fiscal year 1997. The reduction was primarily due to decreases in insurance, auto, food, and Academy supply costs.

Interest expense for the 52 weeks ended August 30, 1997 was down $0.9 million or 8.7% from the prior year, due to prepayment of the term loan in May 1996. A new $15 million credit facility (see Note 3 to the Consolidated Financial Statements) was established in July 1996. No draws were made on the new credit facility during the 1996 or 1997 fiscal years. During fiscal year 1997, the Company issued $5.7 million in letters of credit (see Note 3 to the Consolidated Financial Statements) as security for the self-insurance portion of workers' compensation and auto liability insurance coverages.

The effective income tax rate, after adjusting for nondeductible goodwill
amortization, was 40% for both years.   State income taxes accounted for the
other difference between the effective and statutory Federal rate.

As a result of the foregoing, operating income was $14.0 million for the 52 weeks ended August 30, 1997, up $3.9 million or 38.2% from the prior year. Earnings before extraordinary items, interest, taxes, depreciation, and amortization (EBITDA) were $30.1 million for the 52 weeks ended August 30, 1997 as compared to $26.6 million for the prior year.

1996 COMPARED TO 1995 ACTUAL RESULTS (IN THOUSANDS OF DOLLARS)





                                         52 WEEKS ENDED                   52 WEEKS ENDED                      CHANGE
                                   --------------------------       --------------------------       ------------------------
                                                     PERCENT                          PERCENT                         PERCENT
                                       AUGUST 31,      OF             AUGUST 26,         OF                             OF
                                         1996        REVENUE            1995          REVENUE          AMOUNT         REVENUE

Operating revenue                     $ 294,836         100%          $ 279,806         100.0%        $ 15,030
Operating expenses:
 Salaries, wages and benefits           152,234         51.6            142,757          51.0            9,477           0.6%
 Facility lease payments                 38,858         13.2             39,901          14.3           (1,043)         (1.1)
 Depreciation                            13,680          4.7             13,501           4.8              179          (0.1)
 Restructuring charge                                                    11,700           4.2          (11,700)         (4.2)
 Amortization of goodwill
  and other intangibles                   2,773          0.9              3,712           1.3             (939)         (0.4)
 Other                                   77,139         26.2             75,981          27.2            1,158          (1.0)
                                      ---------        -----          ---------         -----          -------         -----
Total operating expenses                284,684         96.6            287,552         102.8           (2,868)         (6.2)

Operating income (loss)                  10,152          3.4             (7,746)         (2.8)          17,898           6.2

Interest expense
 (including $1,250 and
 $1,424 of amortization
 and accretion for 1996
 and 1995, respectively)                 10,126          3.4             11,110           4.0             (984)         (0.6)
Interest income                            (884)        (0.3)            (1,063)         (0.4)            (179)          0.1
                                      ---------        -----          ---------         -----          -------         -----

Income (loss) before income
  taxes and extraordinary
  item                                      910          0.3            (17,793)         (6.4)          18,703           6.7

Provision (benefit) for
 income taxes                             1,267          0.4             (6,155)         (2.2)           7,422           2.6
                                      ---------        -----          ---------         -----          -------         -----

Net income (loss) before
 extraordinary item                        (357)        (0.1)           (11,638)         (4.2)          11,281           4.1

Extraordinary loss on
 retirement of debt,
 net  of applicable
 income taxes of  $546                     (819)        (0.3)                                             (819)         (0.3)
                                      ---------        -----          ---------         -----          -------         -----

Net loss                              $  (1,176)        (0.4)%       $  (11,638)         (4.2)%       $ 10,462           3.8%
                                      =========         ====         ==========         =====         ========          ====
EBITDA                                $  26,605          9.0%        $   21,167           7.6%        $  5,438           1.4%
                                      =========         ====         ==========         =====         ========          ====


The Company's fiscal year ends on the last Saturday in August. Operating results for fiscal year 1996, as shown in the accompanying Consolidated Statements of Income, contained a "leap week" or 53 weeks in the year to catch up with the calendar. The extra week in 1996 added $5.4 million to revenue and $0.7 million to EBITDA and operating income. For comparative purposes, the above table presents the results of the first 52 weeks of fiscal year 1996.
The following discussion of results is based on the 52 week comparison.

Operating revenue increased 5.4% during the 52 weeks ended August 31, 1996. Excluding closed Academies from both years, revenue increased 6.6%, attendance grew 5.4% over the prior year, while average revenue per child grew by 1.2%.

The increase in attendance during fiscal year 1996 over fiscal year 1995 was attributable to: (i) a successful Fall enrollment period and retention of the children throughout the year, (ii) receipt of a grant in the State of Georgia to provide pre-kindergarten education to approximately 2,000 children, and
(iii) increased management focus on enrollment and attendance. The increase in the year-to-date average revenue per child was due to selective and limited price increases in February 1995 offset somewhat by increased promotional discounts.

The Company opened 11 new Academies and closed 46 Academies during fiscal year 1996. As a result, the Company operated 35 fewer Academies at the end of fiscal year 1996 than at the end of fiscal year 1995. Thirty-three of the Academy closures were part of a plan announced by the Company at the end of fiscal year 1995 to close 39 under-performing Academies located in areas where the demographics no longer supported an economically viable operation. The remaining 13 closures were principally due to management decisions not to renew the leases of certain Academies at lease expiration.

Salaries, wages, and benefits increased 0.6% as a percent of revenue during the 52 weeks ended August 31, 1996 to 51.6%. The increase in labor cost as a percent of revenue was principally due to staff merit increases effective January 1, 1996, higher field level bonuses due to increased operating income performance at many Academies and additional support staff.

Facility lease payments and depreciation expense declined as a percent of revenue by 1.1% and 0.2%, respectively, during the 52 weeks ended August 31, 1996. Both decreases were primarily attributable to the closing of 46 Academies.

Amortization of goodwill and other intangibles decreased 25.3% during the 52 weeks ended August 31, 1996, as the intangible asset for an in-place workforce became fully amortized in January 1996.

Other operating expenses declined as a percent of revenue by 1.0% to 26.2% for fiscal year 1996. The reduction was primarily due to decreases in insurance and repairs and maintenance costs.

Interest expense for the 52 weeks ended August 31, 1996 was down $1.0 million or 8.9% from the prior year, due to prepayment of the term loan in May 1996. A new $15 million credit facility was established in July 1996. No draws were made on the new credit facility during the fiscal year.

The effective income tax rate, after adjusting for nondeductible goodwill amortization, was 40% for both the 52 weeks ended August 31, 1996 and August 26, 1995. State income taxes accounted for the other difference between the effective and statutory Federal rate.

On May 24, 1996, the Company retired the remaining balance under the term loan facility of the Credit Agreement in the amount of $5.5 million. The Company also terminated any remaining obligations on the term loan and closed the facility. The transaction resulted in a $0.8 million extraordinary loss on retirement of debt. The loss reflects the write off of related deferred financing costs, net of applicable income tax benefit. The prepayment was financed by available operating funds.

As a result of the foregoing, operating income was $10.2 million for the 52 weeks ended August 31, 1996, up $6.2 million from the prior year, excluding the $11.7 million restructuring charge in 1995. Earnings before non-cash restructuring charges, extraordinary items, interest, taxes, depreciation, and amortization (EBITDA) were $26.6 million for the 52 weeks ended August 31, 1996 as compared to $21.2 million for the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to meet its debt and redeemable preferred stock obligations is dependent on its earnings and cash flows. The Senior Notes and Preferred Stock contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness or pay cash dividends and certain other restricted payments. As of August 30, 1997, the Company is not permitted to pay cash dividends on its common or preferred stock.

In opening a new Academy, the Company has historically acquired the land, constructed the facility, and then sought long-term financing for the Academy through a sale (at cost) and operating leaseback transaction. The Company currently leases 676 Academies from approximately 400 investors. The Company continues to be able to obtain financing through this technique and properties of the Company continue to be in demand by investors. Management may utilize sale and leaseback transactions, cash flow from operations and/or conventional mortgage financing as the sources of financing capital expenditures.

On July 10, 1996, the Company entered into a Credit Facility (the "Credit Facility") (see Note 3 to the Consolidated Financial Statements) providing for a $15 million revolving credit facility for working capital and other general corporate purposes through July 2000. Borrowings under the Credit Facility will be secured by a pledge of substantially all the assets of the Company. Loans under the Credit Facility will bear interest at 1% above prime rate or 2.25% above the Eurodollar rate, at the Company's option. The Company is required to pay quarterly commitment fees of 0.5% per annum on the unused revolving credit facility. No borrowings have been made under the Credit Facility.

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

On September 1, 1997, the Federal minimum wage increased from $4.75 to $5.15 per hour. Management does not expect this increase to materially impact the Company's operations.

A sustained recession with high unemployment may have a material adverse effect on the Company's operations. The recession during 1990 and 1991 adversely affected attendance.

OTHER INFORMATION

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

   Independent Auditors' Report

   Consolidated Balance Sheets as of August 30, 1997 and August 31, 1996

   Consolidated Statements of Income for the 52 weeks ended August 30, 1997, 53 weeks ended August 31, 1996 and 52 weeks ended August 26, 1995.

   Consolidated Statements of Stockholder's Equity for the 52 week ended August 30, 1997, 53 weeks ended August 31, 1996 and 52 weeks ended August 26, 1995.

   Consolidated Statements of Cash Flows for the 52 weeks ended August 30, 1997, 53 weeks ended August 31, 1996 and 52 weeks ended August 26, 1995.

   Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
     of La Petite Academy, Inc.:

We have audited the accompanying consolidated balance sheets of La Petite Academy, Inc. and its subsidiary as of August 30, 1997 and August 31, 1996 and the related consolidated statements of income, stockholder's equity and cash flows for the 52 weeks ended August 30, 1997, 53 weeks ended August 31, 1996 and 52 weeks ended August 26, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of La Petite Academy, Inc. and its subsidiary as of August 30, 1997 and August 31, 1996 and the results of their operations and their cash flows for the 52 weeks ended August 30, 1997, 53 weeks ended August 31, 1996 and 52 weeks ended August 26, 1995 in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP

Kansas City, Missouri
October 3, 1997

                         This page intentionally blank.

LA PETITE ACADEMY, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS)

====================================================================================================
                                                                   AUGUST 30, 1997   AUGUST 31, 1996
ASSETS
Current assets:
 Cash and cash equivalents                                         $    23,971       $   12,791
 Restricted cash investments (Note 1)                                    2,312            9,227
 Accounts and notes receivable, net                                      5,068            3,615
 Prepaid food and supplies                                               5,954            6,409
 Other prepaid expenses                                                  3,645            2,210
 Refundable income taxes (Note 5)                                          559            1,405
 Current deferred income taxes (Note 5)                                  1,024            1,719
                                                                   -----------       ----------
     Total current assets                                               42,533           37,376
Property and equipment, at cost:
 Land                                                                    6,927            6,867
 Buildings and leasehold improvements                                   64,811           60,995
 Equipment                                                              22,529           24,078
 Facilities under construction                                             317              377
                                                                   -----------       ----------
                                                                        94,584           92,317
 Less accumulated depreciation and amortization                         33,460           24,497
                                                                   -----------       ----------
     Net property and equipment                                         61,124           67,820

Other assets (Note 2)                                                   64,187           69,001
Deferred income taxes (Note 5)                                           3,408            2,936
                                                                   -----------      -----------
                                                                   $   171,252       $  177,133
                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
 Amounts due to banks, including overdrafts                        $     2,356       $    5,229
 Accounts payable                                                        6,224            3,109
 Current reserve for closed academies (Note 11)                          1,860            2,700
 Accrued salaries, wages and other payroll costs                        10,717           10,317
 Accrued insurance liabilities                                           4,156            4,361
 Accrued property and sales taxes                                        4,128            4,254
 Accrued interest payable                                                  719              739
 Other accrued liabilities                                               4,883            6,575
                                                                   -----------       ----------
     Total current liabilities                                          35,043           37,284

Long-term debt (Note 3)                                                 85,903           86,590
Other long-term liabilities (Notes 4 and 11)                            14,319           19,749


Redeemable preferred stock ($.01 par value per share;
2,000,000 shares authorized; 800,000 issued and outstanding
at aggregate iquidation preference) (note 7)                            32,521           28,827

Stockholder's equity:
 Common stock ($.01 par value per share; 1,000 shares
 authorized; 100 shares issued and outstanding)
 Additional paid-in capital                                             16,284           19,977
 Accumulated deficit                                                  (12,818)          (15,294)
                                                                   -----------       ----------
                                                                         3,466            4,683
                                                                   -----------       ----------

                                                                   $   171,252       $  177,133
                                                                   ===========       ==========


See notes to consolidated financial statements.

LA PETITE ACADEMY, INC.

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS OF DOLLARS)

===============================================================================================================
                                               52 WEEKS  ENDED         53 WEEKS ENDED          52 WEEKS ENDED
                                               AUGUST 30, 1997         AUGUST 31, 1996         AUGUST 26, 1995

Operating revenue                              $    302,766             $   300,277              $  279,806

Operating expenses:
 Salaries, wages and benefits                       159,236                 155,046                 142,757
 Facility lease payments                             39,332                  39,587                  39,901
 Depreciation                                        13,825                  13,680                  13,501
 Restructuring charge (Note 11)                                                                      11,700
 Amortization of goodwill and other
  intangibles                                         2,236                   2,774                   3,712
 Other                                               74,111                  78,310                  75,981
                                               ------------             -----------              ----------
                                                    288,740                 289,397                 287,552
                                               ------------             -----------              ----------

Operating income (loss)                              14,026                  10,880                  (7,746)
                                               ------------             -----------              ----------

Interest expense                                      9,245                  10,256                  11,110
Interest income                                        (959)                   (903)                 (1,063)
                                               ------------             -----------              ----------

     Net interest costs                               8,286                   9,353                  10,047
                                               ------------             -----------              ----------

Income (loss) before income taxes and
 extraordinary item                                   5,740                   1,527                 (17,793)

Provision (benefit) for income taxes
 (Note 5)                                             3,264                   1,518                  (6,155)
                                               ------------             -----------              ----------

Income (loss) before extraordinary
 item                                                 2,476                       9                 (11,638)

Extraordinary loss on retirement of
 debt, net of applicable income
 taxes of $546                                                                 (819)
                                               ------------             -----------              ----------

Net income (loss)                              $      2,476             $      (810)             $  (11,638)
                                               ============             ===========              ==========

See notes to consolidated financial statements.

LA PETITE ACADEMY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(IN THOUSANDS OF DOLLARS)

=============================================================================================
                                           COMMON STOCK
                                       --------------------
                                         NUMBER      AMOUNT      PAID-IN         ACCUMULATED
                                       OF SHARES                 CAPITAL            DEFICIT

Balance, August 27, 1994                  100                   $ 26,362          $   (2,846)
  Net loss                                                                           (11,638)
  Dividends on preferred stock                                    (2,824)
                                       ------       --------    --------          ----------
Balance, August 26, 1995                  100                     23,538             (14,484)
  Net loss                                                                              (810)
  Dividends on preferred stock                                    (3,561)
                                       ------       --------    --------          ----------
Balance, August 31, 1996                  100                     19,977             (15,294)
  Net income                                                                           2,476
  Dividends on preferred stock                                    (3,693)
                                       ------       --------    --------          ----------
Balance, August 30, 1997                  100                   $ 16,284          $  (12,818)
                                       ======       ========    ========          ==========

See notes to consolidated financial statements

LA PETITE ACADEMY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS OF DOLLARS)

====================================================================================================================================
                                                                    52 WEEKS ENDED           53 WEEKS ENDED           52 WEEKS ENDED
                                                                       AUGUST 30,               AUGUST 31,               AUGUST 26,
                                                                         1997                     1996                     1995

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                   $   2,476                 $    (810)             $    (11,638)
 Adjustments to reconcile net income
  (loss) to net cash from operating activities:
 Noncash portion of extraordinary loss on retirement of debt                                       1,365
 Restructuring charge                                                                                                       11,700
 Depreciation and amortization                                          16,911                    17,704                    18,638
 Deferred income taxes                                                     223                       225                    (7,225)
 Changes in assets and liabilities:
  Accounts and notes receivable                                         (1,402)                      (72)                     (951)
  Prepaid expenses and supplies                                           (980)                      253                     2,955
  Accrued property and sales taxes                                        (125)                     (699)                      (94)
  Accrued interest payable                                                 (20)                       81                      (261)
  Other changes in assets and liabilities, net                          (2,197)                   (2,839)                    4,016
                                                                     ---------                 ---------                 ---------
     Net cash from operating activities                                 14,886                    15,208                    17,140
                                                                     ---------                 ---------                 ---------

CASH FLOWS USED FOR INVESTING  ACTIVITIES:
 Capital expenditures                                                   (7,691)                   (8,570)                   (9,101)
 Proceeds from sale of assets                                              452                     2,525                     6,145
                                                                     ---------                 ---------                 ---------
     Net cash used for investing activities                             (7,239)                   (6,045)                   (2,956)
                                                                     ---------                 ---------                 ---------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
 Repayment of long-term debt                                              (900)                  (12,631)                   (3,200)
 Deferred financing costs                                                                           (225)
 (Decrease) increase in amounts due to banks, including overdrafts      (2,873)                    1,126                    (5,510)
 Decrease (increase) in restricted cash investments                      6,915                      (941)                     (638)
 Proceeds from capital lease                                               391
                                                                     ---------                 ---------                 ---------
     Net cash from (used for) financing activities                       3,533                   (12,671)                   (9,348)
                                                                     ---------                 ---------                 ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    11,180                    (3,508)                     4,836

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        12,791                    16,299                    11,463

                                                                     ---------                 ---------                 ---------
CASH AND CASH EQUIVALENTS AT END OF  PERIOD                          $  23,971                 $  12,791                 $  16,299
                                                                     =========                 =========                 =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
 Interest (net of amounts capitalized)                               $   8,415                 $   8,926                 $   9,948
 Income taxes                                                            5,470                     1,031                     1,636
Cash received during the period for:
 Interest                                                                  848                       903                     1,031
 Income taxes                                                            1,154                       650                       805


See notes to consolidated financial statements.

LA PETITE ACADEMY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    La Petite Holdings Corp. ("Holdings"), a privately-held Delaware corporation, was formed in 1993 for the purpose of holding the capital stock of La Petite Acquisition Corp. ("Acquisition"). On July 23, 1993, as a result of a series of transactions, Holdings acquired all the outstanding shares of common stock, par value $.01 (the "Common Stock"), of La Petite Academy, Inc. ("La Petite").

    In order to finance the transactions, Holdings (a) sold (i) common stock of Holdings to Vestar/LPA Investment Corp. ("Investment"), a Delaware corporation, for approximately $30,000,000 (ii) sold to unaffiliated investment firms $85,000,000 aggregate principal amount of 9 5/8% Senior Secured Notes due August 1, 2001 (the "Senior Notes") and (iii) sold to unaffiliated investment firms $19,750,000, net of discount, Series A Cumulative Redeemable Exchangeable Preferred Stock, par value $.01 per share (the "Preferred Stock"), (b) used $7,000,000 of cash and cash equivalents of La Petite and (c) contributed to the capital of, or loaned to, Acquisition the portion of the aggregate proceeds of such sales necessary to fund the payments made by Acquisition in connection with the acquisition of La Petite.

    On May 31, 1997, Holdings was merged into La Petite in a tax-free transaction with La Petite as the surviving entity. As a result of the transaction all of the shares of La Petite were retired, with Holdings shares being reissued in the name of La Petite Academy, Inc.

    On August 28, 1997, LPA Services, Inc. ("Services"), a wholly owned subsidiary of La Petite, was incorporated. Services will provide third party administrative services on insurance claims to La Petite beginning in fiscal year 1998. La Petite, consolidated with Services, is referred to in these notes as the "Company".

    The Company offers educational, developmental and child care programs, which are available on a full-time or part-time basis, for children between six weeks and twelve years old. The La Petite Academy schools are located in 35 states and the District of Columbia, primarily in the southern, Atlantic coast, midwestern and western regions of the United States.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of La Petite and its wholly-owned subsidiary, Services, after elimination of all significant intercompany accounts and transactions.

    FISCAL YEAR END - The Company has a 52 - 53 week fiscal year which ends on the last Saturday in August.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECOGNITION OF REVENUES AND PREOPENING EXPENSES - The Company operates preschool education and child care Academies. Revenue is recognized as the services are performed. Expenses associated with opening new Academies are charged to expense as incurred.

    DEPRECIATION AND AMORTIZATION - Buildings, furniture and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. For financial reporting purposes, buildings are depreciated over 29 to 40 years, furniture and equipment over five to 10 years and leasehold improvements over the term of the related lease or five to 10 years, whichever is less.

    Maintenance and repairs are charged to expense as incurred. The cost of additions and improvements is capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the accounts, and any gain or loss is recognized in the year of disposal, except gains and losses on property and equipment which have been sold and leased back which are recognized over the terms of the related lease agreements.

    RESTRICTED CASH INVESTMENTS - The restricted cash investment balance represents cash deposited in an escrow account as security for the self-insured portion of the Company's workers' compensation and automobile insurance coverage.

    EXCESS OF PURCHASE PRICE OVER THE NET ASSETS ACQUIRED - The excess of the purchase price over the fair value of tangible and identifiable intangible assets and liabilities acquired related to the acquisition of La Petite is being amortized over a period of 30 years on the straight-line method.

    DEFERRED FINANCING COSTS - The costs of obtaining financing are included in other assets and are being amortized over the life of the related debt.

    OTHER ASSETS - Other assets include the fair value of identifiable intangible assets acquired in connection with the acquisition of La Petite and are being amortized over periods ranging from two to 10 years on the straight-line method.

    CASH EQUIVALENTS - The Company's cash equivalents consist of commercial paper and money market funds with original maturities of three months or less.

    INCOME TAXES - The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, which requires the Company to establish deferred tax assets and liabilities, as appropriate, for all temporary differences, and to adjust deferred tax balances to reflect changes in tax rates expected to be in effect during the periods the temporary differences reverse. Management has evaluated the recoverability of the deferred income tax asset balances and has determined that the deferred balances will be realized based on future taxable income.

    DISCLOSURES REGARDING FINANCIAL INSTRUMENTS - The carrying values of the Company's financial instruments, with the exception of the Company's Senior Notes, Convertible Debentures and Preferred Stock, approximate fair value. The estimated fair values of Senior Notes, Convertible Debentures and Preferred Stock at August 30, 1997 were $86.9 million, $0.9 million and $33.3 million, respectively. The estimated fair values of Senior Notes, Convertible Debentures and Preferred Stock at August 31, 1996 were $80.0 million, $1.6 million and $27.1 million, respectively.

    IMPAIRMENT OF LONG-LIVED ASSETS - The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of the beginning of its 1997 fiscal year. SFAS No. 121, establishes accounting standards for the impairment of long-lived assets, certain intangibles, and goodwill related to those assets. The adoption of this Statement did not have an effect on the Company's consolidated financial statements.

    STOCK BASED COMPENSATION - The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".
    The Statement encourages rather than requires companies to adopt a new method that accounts for stock compensation awards based on their estimated fair value at the date they are granted. Companies are permitted, however, to continue accounting for stock compensation awards under Accounting Principles Board ("APB") Opinion No. 25, which requires compensation cost to be recognized based on the excess, if any, between the quoted market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company has elected to continue to apply APB Opinion No. 25 and has disclosed the pro forma net income (loss), determined as if the method under SFAS No. 123 had been applied, in Note 12.

    RECLASSIFICATIONS - Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

2. OTHER ASSETS
   (in thousands of dollars)


                                                      AUGUST 30, 1997  AUGUST 31, 1996
Intangible assets:
 Excess purchase price over net assets acquired       $    64,277      $    64,277
 Curriculum                                                 1,497            1,497
 Workforce                                                  3,248            3,248
 Accumulated amortization                                 (12,714)         (10,395)
                                                      -----------      -----------
                                                           56,308           58,627
 Deferred financing costs                                  12,752           12,854
 Accumulated amortization                                  (8,176)          (6,271)
 Other assets                                               3,303            3,791
                                                      -----------      -----------
                                                      $    64,187      $    69,001
                                                      ===========      ===========

3. LONG-TERM  DEBT
   (in  thousands of dollars)

                                                                AUGUST 30,       AUGUST 31,
                                                                   1997            1996

Convertible Debentures, 6.5% payable through June 1, 2011       $      850       $    2,100
Senior Notes, 9.625% payable through August 1, 2001                 85,000           85,000
Capital Lease Obligations                                              244
                                                                ----------       ----------
   Total long-term  debt and capital lease obligations              86,094           87,100
Less unamortized discount                                             (191)            (510)
                                                                ----------       ----------
                                                                $   85,903       $   86,590
                                                                ==========       ==========

   The Convertible Debentures, as a result of purchase accounting adjustments, are shown net of a discount. The discount is being accreted on a level-yield basis over the remaining life of the Convertible Debentures and is reflected in interest expense in the Consolidated Statements of Income. The holders of the Convertible Debentures have the right to receive, upon conversion thereof, $10.00 in cash for each $19.50 of principal amount converted.

   The Senior Notes have a required redemption of $42.5 million in August 2000. Interest is payable semi-annually in February and August. Commencing
   August 1997, the Senior Notes are redeemable, at various redemption prices, at the Company's option. The Senior Notes contain certain covenants that, among other things, limit the ability of the Company to incur additional indebtedness, transfer or sell assets and pay dividends. As of August 30, 1997, LaPetite would not be permitted to pay cash dividends on its common or preferred stock. The stock of the Company is pledged as collateral for the Senior Notes.

   On July 10, 1996, La Petite entered into a Credit Facility (the "Credit Facility") providing for a $15 million revolving credit facility for working capital and other general corporate purposes through July 2000. Borrowings under the Credit Facility will be secured by a pledge of substantially all the assets of the Company. Loans under the Credit Facility will bear interest at 1% above prime rate or 2.25% above the Eurodollar rate, at La Petite's option. La Petite is required to pay quarterly commitment fees of 0.5% per annum on the unused revolving credit facility.

   As of August 30, 1997, no amounts were outstanding under the Credit facility; however, letters of credit issued under the facility in the amount of $5.7 million were outstanding as of August 30, 1997. The letters of credit were issued as security for the self-insured portion of the Company's workers' compensation and automobile insurance coverages.

   During fiscal year 1997, the Company entered into a master lease agreement to provide computer equipment to the Company. The leases are recorded as a capital lease at the time of delivery at a discount rate of 1.5% over the interest rate of three year US Treasury notes.

   Scheduled maturities and mandatory prepayments of long-term debt and capital lease obligations during the five years subsequent to August 30, 1997 are as follows (in thousands of dollars):



            1999                         $     126
            2000                            42,618
            2001 and thereafter             43,350
                                         ---------
                                         $  86,094
                                         =========

4. OTHER LONG-TERM  LIABILITIES
   (in thousands of dollars)

                                                               AUGUST 30,          AUGUST 31,
                                                                 1997                1996
Unfavorable leases, net of accumulated amortization           $   6,085            $  7,323
Non-current reserve for closed academies                          5,609               8,193
Long-term insurance liabilities                                   2,625               4,233
                                                              ---------            --------
                                                              $  14,319            $ 19,749
                                                              =========            ========

   In connection with the acquisition of the Company, an intangible liability for unfavorable operating leases was recorded, which is being amortized over the average remaining life of the leases.

   The reserve for closed academies includes the long-term liability related to leases for Academies which were closed and are no longer operated by the Company.

5. INCOME TAXES

   TAX SHARING AGREEMENT - The Company and Investment file a consolidated Federal income tax return and have entered into a Tax Sharing Agreement, pursuant to which the Company agreed to pay to Investment an amount equal to the Federal and state income taxes the Company would have been required to pay if the Company were not part of Investment's consolidated group for income tax purposes.

   The provisions for income taxes recorded in the Consolidated Statements of Income consisted of the following (in thousands of dollars):

                                             52 WEEKS ENDED          53 WEEKS ENDED          52 WEEKS ENDED
                                            AUGUST 30, 1997         AUGUST 31, 1996         AUGUST 26, 1995
Payable currently:
  Federal                                  $     2,921              $    1,481               $     910
  State                                            567                     262                     160
                                           -----------              ----------               ---------
     Total                                       3,488                   1,743                   1,070
                                           -----------              ----------               ---------
Deferred:
  Federal                                         (187)                   (190)                 (6,141)
  State                                            (37)                    (35)                 (1,084)
                                           -----------              ----------               ---------
     Total                                        (224)                   (225)                 (7,225)
                                           -----------              ----------               ---------
Income tax provision (benefit)             $     3,264              $   $1,518               $  (6,155)
                                           ===========              ==========               =========

   The difference between the provision for income taxes as reported in the Consolidated Statements of Income and the provision computed at the statutory Federal rate of 34 percent is due primarily to state income taxes and nondeductible amortization of the excess of purchase price over the net assets acquired of $2.1 million, $2.1 million, and $2.2 million in the 52 weeks ended August 30, 1997, the 53 weeks ended August 31, 1996 and the 52 weeks ended August 26, 1995, respectively.

   Deferred income taxes result from differences between the financial reporting and tax basis of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects at August 30, 1997 and August 31, 1996 are estimated as follows (in thousands of dollars):


                                        AUGUST 30, 1997    AUGUST 31, 1996
Current deferred taxes:
 Accruals not currently deductible      $     3,817           $   4,576
 Supplies                                    (2,386)             (2,596)
 Prepaids and other                            (407)               (261)
                                        -----------           ---------
     Net current deferred tax assets    $     1,024           $   1,719
Noncurrent deferred taxes:              ===========           =========
 Unfavorable leases                     $     2,471           $   2,973
 Insurance reserves                           1,067               1,719
 Reserve for closed academies                 2,277               3,326
 Other                                          342                 361
 Property and equipment                      (1,534)             (3,528)
 Long-term debt                                 (78)               (207)
 Intangible assets                             (311)               (385)
 Deferred financing costs and other            (826)             (1,323)
                                        -----------           ---------
     Net noncurrent deferred tax assets $     3,408           $   2,936
                                        ===========           =========


       As of August 30, 1997, only the income tax returns for years subsequent to 1992 are open to examination.

6. LEASES

   Academy facilities are leased for terms ranging from 15 to 20 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. Some leases provide for annual increases in the rental payment and many leases require the payment of additional rentals if operating revenue exceeds stated amounts. These additional rentals range from 2% to 10% of operating revenue in excess of the stated amounts and are recorded as rental expense. Vehicles are also rented under various lease agreements, most of which are cancelable within 30 days after a one-year lease obligation. Substantially all Academy and vehicle leases are operating leases. Rental expense for these leases were $44.9 million, $45.1 million, and $44.8 million, for the 52 weeks ended August 30, 1997, 53 weeks ended August 31, 1996, and 52 weeks ended August 26, 1995, respectively. Contingent rental expense of $1.5 million, $1.2 million and $0.9 million were included in rental expense for the 52 weeks ended August 30, 1997, 53 weeks ended August 31, 1996 and 52 weeks ended August 26, 1995, respectively.

   Aggregate minimum future rentals payable under facility leases as of August 30, 1997 were (in thousands of dollars):



          Fiscal Year Ending:
          1998                                               $ 38,948
          1999                                                 36,783
          2000                                                 34,264
          2001                                                 30,445
          2002 and thereafter                                  94,790
                                                             --------
                                                             $235,230
                                                             ========

7. REDEEMABLE PREFERRED STOCK

   The Company has outstanding 800,000 shares of Preferred Stock (see Note 1) as of July 24, 1993. The carrying value of the Preferred Stock is being accreted to its redemption value of $20.0 million on August 1, 2003. The Preferred Stock is nonvoting and mandatorily redeemable in August 2003, with La Petite having an option to redeem the Preferred Stock, in whole or in part, on or after August 1, 1998. Dividends at 12.125% are cumulative and if not paid upon quarterly declaration are added to the liquidation value. The liquidation values per share as of August 30, 1997 and August 31, 1996 were $40.836 and $36.250, respectively. The Preferred Stock may be exchanged for 12.125% Subordinated Exchange Debentures due 2003, at the Company's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date.

   The Preferred Stock contains certain restrictive provisions that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments, or merge or consolidate with or sell all or substantially all of its assets.

8. BENEFIT PLAN

   The Company sponsors a defined contribution plan (the "Plan") for substantially all employees. Eligible participants may make contributions to the Plan from 1% to 20% of their compensation (as defined). The

   Company may also make contributions at the discretion of the Board of
   Directors.   Contribution expense attributable to this Plan was $425,000,
   $405,000, and $0, for the 52 weeks ended August 30, 1997, the 53 weeks ended August 31, 1996, and the 52 weeks ended August 26, 1995.

   The Plan is currently under audit by the Internal Revenue Service ("IRS") which has raised several issues concerning the Plan's operation. The Company believes that the Plan, as amended, continues to operate pursuant to IRS and Department of Labor regulations.

9. RELATED PARTY TRANSACTIONS

   MANAGEMENT CONSULTING AGREEMENT - The Company has entered into an agreement for management consulting services (the "Management Consulting Agreement") with Vestar Management Partners ("Vestar") pursuant to which Vestar will make available to the Company management consulting, corporate finance and investment advice for which the Company pays to Vestar an annual fee of $500,000.

   TRANSACTIONS WITH CERTAIN INVESTORS - In 1992, the Company entered into a joint venture with Benesse Corp. ("Benesse"), formerly known as Fukutake Publishing Company, Ltd. The Company agreed in principle to grant to Benesse exclusive rights to develop and operate La Petite Academies in certain Asian countries. Under the terms of the pilot program, Benesse operates 10 La Petite Academies in Japan. The Company is reimbursed for all of its out-of-pocket expenses associated with assisting Benesse with the pilot program. Benesse is a stockholder of Investment and certain directors of the Company are affiliates of Benesse.

10. CONTINGENCIES

   The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position or results of operations.

11.  RESTRUCTURING CHARGE

   During fiscal year 1995, the Company approved a plan to close 39 Academies located in areas where the demographic conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. Accordingly, the Company recorded an $11.7 million restructuring charge ($7.0 million after tax) to provide for costs associated with the Academy closures and restructuring. The charge includes approximately $10.0 million for the present value of rent and real estate taxes for the remaining lease terms. The charge also includes restructuring and other costs related to the closures. As of August 30, 1997, $4.5 million of costs related to the closings and restructuring had been charged against the restructuring reserve.

12. STOCK BASED COMPENSATION
   From time to time, the Board of Directors of Investment in their sole discretion, grant non-qualified stock options, with respect to the common stock of Investment, to key executives of the Company. Options are granted pursuant to an agreement at the time of grant, and typically become exercisable in equal cumulative installments over a five-year period beginning one year after the date of grant. To date, all options granted expire on the tenth anniversary of the grant date. No market exists for the common stock of Investment, but options are granted at prices that, in the opinion of the Board of Directors, are equal to or greater than the fair value of the stock at the time of grant. Options on 62,794 shares have been granted
   to employees through August 30, 1997, of which 36,315 were   exercisable at
   that date.

   The Company accounts for the options in accordance with APB Opinion No. 25, which requires compensation cost to be recognized only on the excess, if any, between the fair value of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock options granted.

   Had compensation cost for these options been recognized as prescribed by SFAS No. 123, the Company's income (loss) would have been reduced by (in thousands) $19 in 1997 and $17 in 1996. The Company is privately owned and there is no market for the stock of Investment. The estimated compensation element is based on the time value of money at the US Treasury rates assuming that the value of the stock will be at least equal to the grant price five years out when fully exercisable. The estimated compensation expense above is assumed to be amortized over the vesting period. There is no basis on which to assume that these stock options have any value at the date of grant since future value is solely dependent on future events not currently in evidence.

                                   *********


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

          FINANCIAL DISCLOSURE


Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and current position held by the current directors and executive officers of La Petite:

Name                     Age  Position of Office
----                     ---  ------------------
James P. Kelley          43   Chairman of the Board of Directors and Director
James R. Kahl            56   Chief Executive Officer, President and Director
Barbara W. Bell Coleman  47   Director
Habib Gorgi              41   Director
Leonard Lieberman        69   Director
Patrick J. McNeela       47   Director
Arthur J. Nagle          59   Director
Agnes T. Richardson      67   Director
Naoto Sugiyama           39   Director
Robert T. Thompson       43   Director
Hiromasa Yokoi           58   Director
Rebecca L. Perry         43   Executive Vice President, Operations
David J. Anglewicz       50   Senior Vice President Facility Services
Phillip M. Kane          50   Senior Vice President Finance/Chief Financial Officer
Mary Jean Wolf           60   Senior Vice President, Organization Services
Robert A. Rodriguez      51   Senior Vice President, Education, Regulation and
                              Industry Affairs

The business experience during the last five years and other information relating to each executive officer and director of La Petite is set forth below:

   James P. Kelley

   Chairman of the Board and Director

   Mr. Kelley has been Chairman of the Board and a Director of La Petite since July 1993 and Chairman of the Board, Chief Executive Officer and a Director of Investment since July 1993. Since 1988, Mr. Kelley has been a Managing Director of Vestar Capital, a private investment firm which is affiliated with the Company. Mr. Kelley is a director of Celestial Seasonings, Inc. and The Westinghouse Air Brake Company.

   James R. Kahl

   Chief Executive Officer, President and Director

   Mr. Kahl has been a Director of La Petite since September 1993. Mr. Kahl has been the Chief Executive Officer of La Petite since July 1993 and President since May 1997. Mr. Kahl was an Executive Vice President at Knott's Berry Farm from 1991 to February 1993. From 1988 to 1991, Mr. Kahl was the Senior Vice President, Operations of the Contract Food and Services Division, Health Care and Education Group at the Marriott Corporation in Washington, D.C. From 1982 to 1988, Mr. Kahl held various other executive positions with Marriott Corporation. Prior to joining Marriott, Mr. Kahl held various positions with Arthur Andersen & Co. between 1964 and 1982, including Partner and Managing Partner. He holds an M.B.A. from the University of Wisconsin and is a Certified Public Accountant.

   Barbara W. Bell Coleman

   Director

   Mrs. Coleman has been a Director of La Petite since October 1993. Until recently, Mrs. Coleman served as President of the Amelior Foundation. Mrs. Coleman serves as a corporate director of Blue Cross/Blue Shield of New Jersey and City National Bank of New Jersey. She also serves on a number of not-for-profit boards including the New Jersey Performing Arts Center, the Newark Museum, the New Jersey Symphony Orchestra, the Community Movie Corp., and the National Urban League. She is a member of the Vestry of the Parish of Trinity Church in New York City. Mrs. Coleman holds a BA from Rutgers University, NCAS, a MPH from Columbia University, School of Public Health, and an honorary doctorate from Bloomfield College.

   Habib Y. Gorgi

   Director

   Mr. Gorgi has been a Director of La Petite since September 1993. Mr. Gorgi is a nominee of the Vestar/LPT Limited Partnership, an affiliate of the Company. Mr. Gorgi is a Managing Partner of Fleet Equity Partners, a private equity fund, since January 1986. He is a Director of a number of private companies including Rosina Food Products, Inc., Dines Industrial Group, Inc., Simonds Industries, Inc., Savage Sports Corporation, and is Chairman of the Board of Wain-Roy, Inc. Mr. Gorgi earned a B.A. from Brown University and an MBA from Columbia University.

   Leonard Lieberman

   Director

   Mr. Lieberman has been a Director of La Petite since September 1993. Mr. Lieberman is a retired Chairman of the Board and CEO of Supermarkets General Corporation. He is a director of numerous non-profit and private sector organizations including: Boys' and Girls' Clubs of Newark, Inc., the New Jersey Performing Arts Center, and the New Community Foundation. Mr. Lieberman is the Chairman of the Fund for New Jersey and the Treasurer of the New Jersey Performing Arts Center and the Center for Health Care Strategies. He is a Director of Celestial Seasonings, Inc., Republic New York Corporation, Russell Stanley Corporation, and Sonic Corp.

   Patrick J. McNeela

   Director

   Mr. McNeela has been a Director of La Petite since February 1996. Mr. McNeela is Senior Vice President and Manager, Equity Capital Group - GE Capital Corporation and has held various executive positions at GE Capital for 15 years. He has been involved in making equity investments for GE Capital for over 10 years, both domestically as well as in Asia. He has a B.A. in Economics from Old Dominion University and an M.B.A. from the University of Virginia.

   Arthur J. Nagle

   Director

   Mr. Nagle has been a Director of La Petite since October 1993. Since 1988, Mr. Nagle has been a Managing Director of Vestar and Chairman of Vestar Resources, Inc., a management consulting firm, both of which are affiliates of the Company. Mr. Nagle is a director of Chart House Enterprises, Inc., Aearo Corporation, Russell Stanley Corporation, Remington Products Company and Clark-Schwebel, Inc.

   Agnes T. Richardson

   Director

   Ms. Richardson has been a Director of La Petite since January 1994. Ms. Richardson is the Executive Director of the Center for Educational Innovation (CEI) at the Manhattan Institute. From 1975 to 1993, Ms. Richardson was Editor-in-Chief of SEVENTEEN Magazine. Ms. Richardson is a Life Trustee of International House and a director of the 1995 Special Olympics World Summer Games.

   Naoto Sugiyama

   Director

   Mr. Sugiyama has been a Director of La Petite since January 1997. Mr. Sugiyama is in the Accounting Division of Benesse, formerly known as Fukutake Publishing Company, Ltd.

   Robert T. Thompson

   Director

   Mr. Thompson has been a Director of since September 1993. Since 1995, Mr. Thompson has been General Partner of Ferrer Freeman Thompson and Company. From 1989 to 1995, Mr. Thompson was Managing Director of GE Capital Corporation. From 1983 to 1988, Mr. Thompson was a consultant with Bain and Company and Bain Capital.

   Hiromosa Yokoi

   Director

   Mr. Yokoi has been a Director of La Petite since February 1996. Mr. Yokoi was elected Vice Chairman of the Board and Chief Executive Officer of Berlitz International, Inc. in February 1993 and additionally was elected President effective August 1993. Mr. Yokoi has served as a Director of Benesse, since June 1992 and Director for Berlitz and North American Sector since April 1994. Prior to that, he served as General Manager of the Overseas Operations Division (formerly the International Division) of Benesse from October 1990 to March 1994. Mr. Yokoi has served as a Director of Berlitz International, Inc. since January 1991 and is currently a member of the Executive Committee.

   Rebecca L. Perry

   Executive Vice President, Operations

   Ms. Perry began her employment with La Petite in 1981 as Regional Director of Tampa. She was promoted in 1985 to Divisional Director of Florida. In 1988, she was made an officer of La Petite and promoted to Assistant Vice President of Operations with supervisory responsibility for La Petite operations in Florida, Georgia, North Carolina, South Carolina, Nebraska, Iowa, Illinois, Missouri, Ohio, Kentucky, Minnesota, Arkansas, Virginia and Tennessee. In July 1993, Ms. Perry was named a Senior Vice President and Eastern Operating Officer and promoted to her current position as Executive Vice President of Operations in May 1997.

   David J. Anglewicz

   Senior Vice President Facility Services

   Mr. Anglewicz has been involved in the development of over 500 La Petite Academies throughout the United States since his arrival in 1985. He is currently Senior Vice President, Facility Services with prior responsibilities as Executive Vice President - Property Development and Vice President - Property Development. His main responsibilities include real estate acquisitions, construction and maintenance of the Academies. Mr. Anglewicz obtained an M.B.A. from the University of Illinois and holds a B.S. in architecture from the Lawrence Institute of Technology.

   Phillip M. Kane

   Senior Vice President, Finance/Chief Financial Officer

   Mr. Kane has been Senior Vice President, Chief Financial Officer since March 1994. Previously, Mr. Kane was the Chief Financial Officer of the U.S. Department of Housing and Urban Development. From 1974 to 1989 Mr. Kane held various financial management positions with Knight-Ridder including Vice President and Controller. Prior to joining Knight-Ridder, Mr. Kane was associated with Arthur Andersen & Co. Mr. Kane holds a Bachelors in Business Administration from the University of Miami (Fla.) and is a Certified Public Accountant.

   Mary Jean Wolf

   Senior Vice President, Organization Services

   Ms. Wolf joined La Petite Academy in August 1997, responsible for Human Resources, Training, and Employee Communication and Recognition. Ms. Wolf was previously a Senior Vice President and Chief Human Resource Officer with Dime Savings Bank of New York, and Vice President of Personnel with Trans World Airlines. Ms. Wolf has a B.S. from Drexel University and an M.B.A. from New York University Graduate School of Business.

   Robert A. Rodriguez

   Senior Vice President, Education, Regulation and Industry Affairs

   Mr. Rodriguez joined La Petite in 1982 as Vice President. In 1983, he was promoted to Vice President of Operations and in 1985 was promoted to Executive Vice President. He became the President of La Petite in 1993 and was appointed a Director. Mr. Rodriguez's current responsibilities include Education, Regulation and Industry Affairs.




STOCKHOLDER'S AGREEMENT

Pursuant to a stockholder's agreement, each of Investment, Vestar/LPT Limited Partnership, Benesse Holdings (America), Inc. ("Benesse Holdings"), and the members of the Company's management (the "Management Investors") have agreed to vote their shares of voting securities of Investment so as to elect and to continue in office a Board of Directors of Investment and La Petite consisting solely of (a) two designees of Benesse Holdings, (b) up to seven designees of Vestar/LPT Limited Partnership, (c) two independent directors recommended by Vestar/LPT Limited Partnership after consultation with representatives of the Management Investors and (d) two designees of the Management Investors.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Compensation Paid by La Petite

Compensation is paid to each member of the Board of Directors of the Corporation who is not an officer of Vestar, a nominee of Benesse, nor an employee of the Corporation. Each such member is entitled to receive an Attendance Fee of $1,500 for each meeting the Director attends, a Quarterly Retainer Fee of $2,500 per calendar quarter and a Committee Attendance Fee of $750 for each meeting the Director attends.

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for the 52 weeks ended August 30, 1997 ("1997"), 53 weeks ended August 31, 1996 ("1996") and 52 weeks ended August 26, 1995 ("1995") on behalf of the Company's Chief Executive Officer and the other most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for the fiscal year:

                                           SUMMARY COMPENSATION TABLE
                                          COMPENSATION FOR THE PERIOD (1)                             ALL OTHER
                                         -----------------------------------  LONG-TERM COMPENSATION  COMPENSATION (1)
                                                                              NUMBER OF SECURITIES
                                                                              UNDERLYING OPTION/SAR
                                                                              AWARDS

     NAME AND PRINCIPAL POSITION              YEAR       SALARY       BONUS
James R. Kahl,                                1997   $  280,000   $  125,000
 Chief Executive Officer & President          1996      265,000      142,500                  10,000
                                              1995      239,200       20,000

Rebecca L. Perry                              1997      130,000       60,000                   1,000
 Executive Vice President,                    1996      110,000       40,900                   5,000
 Operations                                   1995       90,000        9,000

David J. Anglewicz                            1997      150,000       15,000
 Senior Vice President,                       1996      142,000       35,000
 Facility Services                            1995      135,000        7,000

Phillip M. Kane                               1997      160,000       28,000                   1,000
 Senior Vice President, Finance and           1996      150,000       41,400                   5,000
 Chief Financial Officer                      1995      125,000        9,500

Robert R. Rodriguez,                          1997      165,000       20,000
 Senior Vice President, Education,            1996      190,000       33,900
 Regulation and Industry Affairs              1995      185,000       10,000


        (1) Perquisites and other personal benefits for the fiscal years 1997, 1996 and 1995 paid to the named officers did not, as to any of them, exceed the lesser of $50,000 or 10 percent of the sum of their respective salary and bonus.

The following table presents information relating to grants to executive officers of options to purchase common stock of Investment:



                                                        OPTION/SAR GRANTS


                                                                                                           POTENTIAL REALIZABLE
                                                                                                           VALUE AT ASSUMED
                       NUMBER OF                                                                           ANNUAL RATE OF STOCK
                       SECURITIES                 % OF TOTAL                                               PRICE APPRECIATION
                       UNDERLYING                 OPTIONS/SARS         EXERCISE                            FOR OPTION TERM
                       OPTIONS/SAR                GRANTED TO           OR BASE
      NAME              GRANTED        (1)        EMPLOYEES            PRICE             EXPIRATION DATE           5%         10%

FISCAL YEAR 1997
Rebecca L. Perry         1,000                       50%                 $35            December 1, 2006           $0          $0
Phillip M. Kane          1,000                       50%                 $35            December 1, 2006           $0          $0

FISCAL YEAR 1996
James R. Kahl           10,000                       29%                 $18             August 27, 2005           $0          $0
Phillip M. Kane          5,000                       15%                 $18             August 27, 2005           $0          $0
Rebecca L. Perry         5,000                       15%                 $18             August 27, 2005           $0          $0

FISCAL YEAR 1995          None

FISCAL YEAR 1994
Phillip M. Kane          6,600                       42%                 $18             March  31, 2004           $0          $0

FISCAL YEAR 1993
James R. Kahl           26,694                      100%                 $15               July 22, 2003           $0          $0


   (1) Options generally become exercisable at the rate of 20% per year after the date of grant. As of August 30, 1997, only 23,355 of Mr. Kahl's options, 5,960 of Mr. Kane's options and 2,000 of Ms. Perry's options were exercisable. As of August 26, 1996, only 18,016 of Mr. Kahl's options, 3,640 of Mr. Kane's options and 1,000 of Ms. Perry's options were exercisable. As of August 27, 1995, only 10,678 shares of Mr. Kahl's options and 1,320 of Mr. Kane's options were exercisable.

   (2)  No options have been exercised to date.

EMPLOYMENT CONTRACTS
La Petite and Mr. Kahl have entered into an employment agreement, dated July
23, 1993, pursuant to which Mr. Kahl is entitled to an initial minimum annual base salary which was increased by 4% on January 1, 1994 and will be increased on each succeeding January 1. Mr. Kahl also may receive a performance bonus each year of up to 180% of his base salary. In addition, Mr. Kahl is entitled to participate in the health and welfare benefit plans of La Petite and other plans which are available to La Petite's senior executives. Mr. Kahl also received reimbursement of certain relocation expenses in connection with his joining the Company. The employment agreement provides for severance compensation equal to a year's base salary and bonus if Mr. Kahl is terminated by La Petite without cause or Mr. Kahl resigns with "good reason" (as defined in the employment agreement). In the event of a change of control (as defined in Mr. Kahl's employment agreement), if any successor does not specifically assume Mr. Kahl's employment contract or if he is terminated without cause or if Mr. Kahl terminates his employment agreement with good reason after a change of control, Mr. Kahl is entitled to two year's base salary and bonus.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Investment owns 100% of the common stock of La Petite. The principal stockholder of Investment is Vestar/LPT Limited Partnership, a Delaware limited partnership (the "Partnership"), which owns 680,000 shares of common stock of Investment or 68% of the total voting power of Investment on a fully diluted basis. James P. Kelley and Arthur J. Nagle, each a director of the Company, and Norman W. Alpert, Daniel S. O'Connell, Prakash A. Melwani and Robert L. Rosner are the general partners of the Partnership. Such persons may be deemed to share beneficial ownership of the shares owned by the Partnership and disclaim beneficial ownership of any such shares. For a discussion of certain voting arrangements with respect to the common stock of Investment, see "Directors and Executive Officers of the Registrant."

All of the Common Stock of La Petite owned by Investment is pledged to secure the obligations of Investments under the Senior Notes.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Consulting Agreement - The Company has entered into an agreement for management consulting services with Vestar pursuant to which Vestar will make available to the Company management consulting, corporate finance and investment advice for which the Company pays to Vestar an annual fee of $500,000.

Transactions with Certain Investors - In 1992, the Company entered into a joint venture with Benesse Corp. ("Benesse"), formerly known as Fukutake Publishing Company, Ltd. Benesse is a stockholder of Investment and certain directors of the Company are affiliates of Benesse. The Company agreed in principle to grant to Benesse exclusive rights to develop and operate La Petite Academies in certain Asian countries. Under the terms of the pilot program, Benesse operates 10 La Petite Academies in Japan. The Company is reimbursed for all of its out-of-pocket expenses associated with assisting Benesse with the pilot program.

Tax Sharing Agreement - The Company and Investment have entered into a Tax Sharing Agreement, pursuant to which the Company agreed to pay to Investment an amount equal to the Federal and state income taxes the Company would have been required to pay if the Company were not part of Investment's consolidated group for tax purposes.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

     See pages 14 to 29 of this Annual Report on Form 10-K for financial statements of La Petite Academy, Inc. as of August 30, 1997 and August 31, 1996 and for the 52 weeks ended August 30, 1997, and 53 weeks ended August 31, 1996 and 52 weeks ended August 26, 1995.

(a)  2. Financial Statement Schedules

     The following additional financial data should be read in conjunction with the consolidated financial statements for the 52 weeks ended August 30, 1997, 53 weeks ended August 31, 1996 and 52 weeks ended August 26, 1995. Schedules not included with these additional financial statement schedules have been omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

                          SCHEDULES
     Independent Auditors' Report on Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts

(a)  3. Exhibits


        EXHIBIT
        NUMBER                              DESCRIPTION
        3.1*    Certificate of Incorporation of La Petite Academy, Inc.

        3.2*    By-laws of La Petite Academy, Inc.

        3.3***  Restated Certificate of Incorporation of La Petite Academy, Inc.

        4.1** Certificate of Designation of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of La Petite Academy, Inc.'s Series A Cumulative Redeemable Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof.

        4.2** Indenture, dated as of July 15, 1993, between La Petite Academy, Inc. and Shawmut Bank Connecticut, National Association, as Trustee, with respect to the Exchange Debentures.

        4.3** Form of Exchange Debenture. (Included as part of Exhibit 4.2 hereto).

        4.4** Indenture, dated as of July 15, 1993, between La Petite Academy, Inc. and Shawmut Bank Connecticut, National Association, as Trustee, with respect to the Senior Notes.

        4.5**   Form of Senior Note.  (Included as part of Exhibit 4.4 hereto).

        4.6** Indenture, dated June 1, 1986, between La Petite Academy, Inc. and United Missouri Bank of Kansas City, n.a., as Trustee, with respect to the Convertible Debentures. (Incorporated by reference to Exhibit 4 (c) to Post-Effective Amendment No. 3 to Registration Statement on Form S-8 (Sec. File No. 2-96117).)

        4.7*** First Supplemental Indenture dated as of May 19, 1997 between La Petite Holdings Corp., La Petite Academy, Inc and Fleet National Bank, as successor Trustee to Shawmut Bank Connecticut, with respect to Senior Notes.

        4.8*** First Supplemental Indenture dated as of May 19, 1997 between La Petite Holdings Corp., La Petite Academy, Inc., and Fleet National Bank, as successor Trustee to Shawmut Bank Connecticut, with respect to Senior Notes.

        9.1** Stockholders' Agreement, dated as of July 23, 1993, among Vestar/LPT Limited Partnership, Benesse Holdings (America), Inc., Vestar/LPA Investment Corp., and the Management Investors (as defined therein).

        10.1** Amended and Restated Agreement, dated April 5, 1990, as to Relationship and Services to be Provided between CenCor, Inc., La Petite Academy, Inc. and Concorde Career Colleges, Inc. (Incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K of La Petite Academy, Inc. for the year ended December 31, 1991.)

EXHIBIT
NUMBER                            DESCRIPTION

10.2** La Petite Academy, Inc. Amended and Restated Employee Incentive Stock Option Plan-I, covering 666,666 shares of common stock. (Incorporated by reference to Exhibit 28(a) to Post-Effective Amendment No. 3 to Registration Statement on Form S-8 filed with the Securities and Exchange Commission (Registration No. 33-25625).)

10.3**    Intercompany Note, dated July 23, 1993, of La Petite
          Acquisition Corp. in favor of La Petite Holdings Corp.

10.4** Collateral Agency Agreement, dated as of July 15, 1993, between La Petite Academy, Inc. and Shawmut Bank
          Connecticut, National Association, as Trustee and Shawmut Bank Connecticut, National Association, as Collateral
          Agent.

10.5** Securities Pledge Agreement, dated as of July 15, 1993, among La Petite Academy, Inc., as pledgor, Shawmut Bank Connecticut, National Association, as Trustee, and Shawmut Bank Connecticut, National Association, as Collateral Agent.

10.6** Credit Agreement, dated as of July 1, 1993, among La Petite Academy, Inc., La Petite Acquisition Corp., Various Banks, Bankers Trust Company as administrative agent and Banque Paribas, as agents for the financial institutions party thereto.

10.7** Management Consulting Agreement between La Petite Academy, Inc. and Vestar Management Partners, dated as of July 23, 1993.

10.8** Employment Agreement, dated as of July 23, 1993, among La Petite Academy Acquisition Corp., La Petite Academy, Inc. and James R. Kahl.

10.9** Non-qualified Stock Option Agreement, dated as of July 22, 1993, between Vestar/LPA Investment Corp. and James R.
          Kahl.

10.10** Tax Sharing Agreement, effective as of July 23, 1993, among Vestar/LPA Investment Corp. and La Petite Academy, Inc.

10.11*** Credit Facility, effective July 10, 1996, among La Petite Academy, Inc.,various Banks, Bankers Trust Company, as
          Administrative Agent, and Mercantile Bank, as Co-Agent.

10.12*** First Amendment to Amended and Restated Credit Agreement dated as of May 27, 1997, among La Petite Academy, Inc., La Petite Holdings Corp., various financial institutions, Bankers Trust Company as Administrative Agent, and
          Mercantile Bank as Co-Agent.

27.0      Financial Data Schedule - filed only with the EDGAR version.

   * Incorporated by reference to the Exhibits to La Petite Holdings Corp.'s Registration Statement on Form S-1, Registration No. 33-61232, filed with the Securities and Exchange Commission on April 16, 1993.

   ** Incorporated by reference to the Exhibits to La Petite Holdings Corp.'s Transition Report on Form 10-K for the period from January 1, 1993 to August 28, 1993.

   *** Incorporated by reference to the Exhibits to the registrants's Quarterly Report on Form 10-K for the fiscal Quarter ended June 6, 1997.

   b)   Reports on Form 8-K

        Current Report on Form 8-K filed on July 10, 1997 reporting the merger on June 1, 1997 of La Petite Holdings Corp. with and into La Petite Academy, Inc.

INDEPENDENT AUDITORS' REPORT

The Stockholders and Board of Directors
of La Petite Academy, Inc.:

We have audited the consolidated financial statements of La Petite Academy, Inc. and its subsidiary as of August 30, 1997 and August 31, 1996 and for the 52 weeks ended August 30, 1997, the 53 weeks ended August 31, 1996, and the 52 weeks ended August 26, 1995 and have issued our report thereon dated October 3, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of La Petite Academy, Inc. and its subsidiary listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

Kansas City, Missouri
October 3, 1997

LA PETITE ACADEMY INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

==================================================================================================================
ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                         BALANCE AT            CHARGED TO                        BALANCE AT
                                          AUGUST               COSTS AND                           AUGUST
DESCRIPTION                              31, 1996              EXPENSES          WRITE-OFFS      30, 1997

Allowance for doubtful accounts          $      82             $    1,670        $    1,669      $      83
                                         ---------             ----------        ----------      ---------

                                         BALANCE AT            CHARGED TO                        BALANCE AT
                                          AUGUST               COSTS AND                           AUGUST
DESCRIPTION                              26, 1995              EXPENSES          WRITE-OFFS      31, 1996

Allowance for doubtful accounts (a)      $     722             $    1,109        $    1,749      $      82
                                         ---------             ----------        ----------      ---------

                                         BALANCE AT            CHARGED TO                        BALANCE AT
                                          AUGUST               COSTS AND                           AUGUST
                                         27, 1994              EXPENSES          WRITE-OFFS      26, 1995
DESCRIPTION

Allowance for doubtful accounts          $     621             $      841        $      740      $     722
                                         ---------             ----------        ----------      ---------


(a) During the fourth quarter of fiscal 1996, the Company performed an audit of its third party receivable balances and wrote off substantially all of its uncollectible accounts. In addition, the Company implemented new procedures and controls to ensure write-offs are recorded on a timely basis.

                                                                     (Continued)

LA PETITE ACADEMY INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

================================================================================================================
RESERVE FOR CLOSED ACADEMIES



                               BALANCE AT            CHARGED TO                        BALANCE AT
                               AUGUST 31,            COSTS AND         CHARGED TO      AUGUST 30,
DESCRIPTION                      1996                 EXPENSES          RESERVE          1997
Reserve for Closed Academies   $   10,893                              $    3,424      $    7,469
                               ----------            ----------        ----------      ----------

                               BALANCE AT            CHARGED TO                        BALANCE AT
                               AUGUST 26,            COSTS AND         CHARGED TO      AUGUST 31,
DESCRIPTION                      1995                 EXPENSES          RESERVE          1996

Reserve for Closed Academies   $   13,711                              $    2,818      $   10,893
                               ----------            ----------        ----------      ----------


                               BALANCE AT            CHARGED TO                        BALANCE AT
                               AUGUST 27,            COSTS AND         CHARGED TO      AUGUST 26,
DESCRIPTION                      1994                 EXPENSES          RESERVE          1995

Reserve for Closed Academies   $    2,971            $   11,700        $      960     $    13,711
                               ----------            ----------        ----------      ----------



                                                                     (Concluded)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 25, 1997.


                                     La Petite Academy, Inc.
                                     /s/  James R. Kahl
                                     ------------------
                                     By: James R. Kahl
                                         Chief Executive
                                         Officer, President
                                         and Director


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on November 25, 1997.


/s/ James P. Kelley                  /s/ Patrick J. McNeela
------------------------             ------------------------
By: James P. Kelley                  By: Patrick J. McNeela
    Chairman of the Board of             Director
    Directors, and Director

/s/ James R. Kahl                    /s/ Arthur J. Nagle
------------------------             ------------------------
By: James R. Kahl                    By: Arthur J. Nagle
    Chief Executive Officer,             Director
    President and Director

/s/ Phillip M. Kane                  /s/ Agnes T. Richardson
------------------------             ------------------------
By: Phillip M. Kane                  By: Agnes T. Richardson
    Senior Vice President,               Director
    Finance and Chief Financial
    Officer

/s/ Barbara W. Bell Coleman          /s/ Naoto Sugiyama
------------------------             ------------------------
By: Barbara W. Bell Coleman          By: Naoto Sugiyama
    Director                             Director

/s/ Habib Y. Gorgi                   /s/ Robert T. Thompson
------------------------             ------------------------
By: Habib Y. Gorgi                   By: Robert T. Thompson
    Director                             Director

/s/ Leonard Lieberman                /s/ Hiromasa Yokoi
------------------------             ------------------------
By: Leonard Lieberman                By: Hiromasa Yokoi
    Director                             Director