Form 10-Q
period 1997-12-20
LA PETITE ACADEMY INC
filed 1998-02-03
CIK 901116

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 20, 1997 Commission File No. 33-61232

                           LA PETITE ACADEMY, INC.
                  Formerly known as La Petite Holdings Corp.
            (exact name of registrant as specified in its charter)



          Delaware                                    43-1243221
(state or other jurisdiction             (I.R.S. employer identification number)
of incorporation or organization)

                      8717 WEST 110TH STREET, SUITE 300
                         OVERLAND PARK, KANSAS  66210
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

               (1) Yes   X    No___       (2) Yes   X     No ___


As of January 30, 1998, La Petite Academy, Inc. had 100 shares of common stock outstanding.

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


PART I.   FINANCIAL INFORMATION
 ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------------------------



LA PETITE ACADEMY, INC.
CONSOLIDATED BALANCE SHEETS
16 WEEKS ENDED DECEMBER 20, 1997
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------

ASSETS                                                             DECEMBER 20,       AUGUST 30,
                                                                       1997              1997
Current assets:
 Cash and cash equivalents                                            $ 27,642          $ 23,971
 Restricted cash investments                                             2,275             2,312
 Accounts and notes receivable, net                                      4,867             5,068
 Prepaid food and supplies                                               5,693             5,954
 Other prepaid expenses                                                  2,929             3,645
 Refundable income taxes                                                   374               559
 Current deferred income taxes                                           1,335             1,024
                                                                   -------------      ------------
     Total current assets                                               45,115            42,533
Property and equipment, at cost:
 Land                                                                    6,808             6,927
 Buildings and leasehold improvements                                   66,110            64,811
 Equipment                                                              24,008            22,529
 Facilities under construction                                             617               317
                                                                   -------------      ------------
                                                                        97,543            94,584
 Less accumulated depreciation and amortization                         37,461            33,460
                                                                   -------------      ------------
      Net property and equipment                                        60,082            61,124
 Other assets (Note 3)                                                  63,170            64,187
 Deferred income taxes                                                   4,015             3,408
                                                                   -------------      ------------
                                                                      $172,382          $171,252
                                                                   =============      ============
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Amounts due to banks, including overdrafts                           $  2,408          $  2,356
 Accounts payable                                                        5,034             6,224
 Current capitalized lease obligations                                     408               122
 Current reserve for closed academies                                    1,788             1,860
 Accrued salaries, wages and other payroll costs                        10,821            10,717
 Accrued insurance liabilities                                           4,212             4,156
 Accrued property and sales tax                                          3,430             4,128
 Accrued interest payable                                                3,228               719
 Other accrued liabilities                                               3,973             4,761
                                                                   -------------      ------------
       Total current liabilities                                        35,302            35,043

Long-term debt and capitalized lease obligations (Note 4)               86,485            85,903
Other long-term liabilities (Note 5)                                    14,105            14,319

Commitments and contingencies (Note 6)
Redeemable preferred stock ($.01 par value per share;
2,000,000 shares authorized; 800,000 issued and outstanding
at aggregate liquidation preference; per
share liquidation preference of $42.361 and $40.836, respectively)      33,748            32,521

Stockholder's equity:
 Common stock ($.01 par value per share; 1,000 shares
  authorized; 100 shares issued and outstanding)
 Additional paid-in capital                                             15,056            16,284
 Accumulated deficit                                                   (12,314)          (12,818)
                                                                   -------------      ------------
                                                                         2,742             3,466
                                                                   -------------      ------------
                                                                      $172,382          $171,252
                                                                   =============      ============

See notes to consolidated financial statements.

LA PETITE ACADEMY, INC.

CONSOLIDATED STATEMENTS OF INCOME
16 WEEKS ENDED DECEMBER 20, 1997
(IN THOUSANDS OF DOLLARS)

---------------------------------------------------------------------------------------
                                                                16 WEEKS ENDED
                                                       --------------------------------
                                                         DECEMBER 20,      DECEMBER 21,
                                                            1997               1996
Operating revenue                                            $95,890            $92,253
Operating expenses:
 Salaries, wages and benefits                                 50,388             47,519
 Facility lease payments                                      12,199             12,209
 Depreciation                                                  4,000              4,254
 Amortization of goodwill and other intangibles                  688                688
 Other                                                        24,608             24,092
                                                        ------------       ------------
                                                              91,883             88,762
Operating income                                               4,007              3,491
                                                        ------------       ------------
 Interest expense                                              2,848              2,852
 Interest income                                                (335)              (307)
                                                        ------------       ------------
     Net interest costs                                        2,513              2,545
                                                        ------------       ------------
 Income before income taxes                                    1,494                946
 Provision for income taxes                                      989                687
                                                        ------------       ------------
 Net income                                                 $    505            $   259
                                                        ============       ============

See notes to consolidated financial statements.

LA PETITE ACADEMY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
16 WEEKS ENDED DECEMBER 20, 1997
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                                             16 WEEKS ENDED
                                                                                   ----------------------------------
                                                                                   DECEMBER 20,          DECEMBER 21,
                                                                                      1997                  1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                         $    505               $    259
 Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization                                                        4,948                  5,208
  Deferred income taxes                                                                 (918)                (1,004)
  Changes in current assets and liabilities:
   Accounts and notes receivable                                                         205                   (659)
   Prepaid expenses and supplies                                                         978                    518
   Accrued property, sales and use taxes                                                (699)                  (640)
   Accrued interest payable                                                            2,510                  2,493
   Other changes in assets and liabilities, net                                       (1,642)                  (924)
                                                                                   ---------              ---------
     Net cash from operating activities                                                5,887                  5,251
                                                                                   ---------              ---------
CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Capital expenditures                                                                 (2,442)                (1,913)
 Proceeds from sale of assets                                                            202                     28
                                                                                   ---------              ---------
     Net cash used for investing activities                                           (2,240)                (1,885)
                                                                                   ---------              ---------
CASH FLOWS FROM  FINANCING ACTIVITIES:
 Amounts due to banks, including overdrafts                                               52                 (1,903)
 Decrease in restricted cash investments                                                  37                  5,401
 Repayment of long-term debt                                                             (65)                  (875)
                                                                                   ---------              ---------
     Net cash from financing activities                                                   24                  2,623
                                                                                  ---------              ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              3,671                  5,989

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      23,971                 12,791
                                                                                   ---------              ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 27,642               $ 18,780
                                                                                   =========              =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                                              $     79               $     93
  Income taxes                                                                         1,105                  2,094

 Cash received during the period for:
  Interest                                                                               333                    216
  Income taxes                                                                           198                  1,141

NON-CASH  INVESTING AND FINANCING ACTIVITIES:
 Capital lease obligations of $929,000 were incurred during the 16 weeks ended
  December 20, 1997, when the Company entered into leases for new computer equipment.

See notes to consolidated financial statements.

LA PETITE ACADEMY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION AND MERGER

     La Petite Holdings Corp. ("Holdings") was formed in 1993 as a Delaware corporation for the purpose of holding the capital stock of La Petite Acquisition Corp. On July 23, 1993, Holdings acquired all of the outstanding shares of common stock, par value $.01 (the "Common Stock"), of La Petite Academy, Inc. ("Academy") for a total price of $104 million, net of transaction costs, the intercompany note and assumed liabilities of $59 million. The transaction was accounted for as a purchase and the excess of purchase price over the net assets acquired of $67 million is being amortized over 30 years. On June 1, 1997, Holdings was merged with and into its wholly-owned subsidiary Academy, a Delaware corporation, pursuant to the Agreement and Plan of Merger dated as of May 22, 1997 by and between Holdings and Academy, with Academy as the surviving corporation. Academy is referred to herein as "the Company".

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTERIM FINANCIAL REPORTING - The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended August 30, 1997.

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

3. OTHER ASSETS

   (in thousands of dollars)

                                                          DECEMBER 20,      AUGUST 30,
                                                              1997            1997
Intangible assets:
 Excess purchase price over net assets acquired             $64,277          $64,277
 Curriculum                                                   1,497            1,497
 Workforce                                                    3,248            3,248
 Accumulated amortization                                   (13,427)         (12,714)
                                                           --------         --------
                                                             55,595           56,308

Deferred financing costs                                     12,754           12,752
Accumulated amortization                                     (8,784)          (8,176)
Other assets                                                  3,605            3,303
                                                           --------         --------
                                                            $63,170          $64,187
                                                           ========         ========

4.   LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

     (in thousands of dollars)

                                                                   DECEMBER 20,      AUGUST 30,
                                                                      1997             1997
Convertible Debentures, 6.5% payable through June 1, 2011           $   850          $   850
Senior Notes, 9.625% payable through August 1, 2001                  85,000           85,000
Capital Lease Obligations                                             1,230              366
                                                                   --------         --------
    Total long-term debt and capitalized lease obligations           87,080           86,216
Less unamortized discount                                              (187)            (191)
                                                                   --------         --------
                                                                     86,893           86,025
Less current maturities of capitalized lease obligations               (408)            (122)
                                                                   --------         --------
                                                                    $86,485          $85,903
                                                                   ========         ========

5.   OTHER LONG-TERM LIABILITIES

     (in thousands of dollars)

                                                             DECEMBER 20,      AUGUST 30,
                                                                 1997            1997
Unfavorable leases, net of accumulated amortization            $ 5,705          $ 6,085
Non-current reserve for closed Academies                         5,171            5,609
Long-term insurance liabilities                                  3,229            2,625
                                                              --------         --------
                                                               $14,105          $14,319
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


                                    ******

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS

The results of operations for La Petite Academy, Inc. (the "Company") for the 16 weeks ended December 20, 1997 are consistent and comparable with the 16 weeks ended December 21, 1996.

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

The Company is continuing its expansion into new and existing markets on a selective basis. The Company also monitors under-performing Academies in marginal locations which may result in the closure of certain Academies. Nine Academies in operation at the end of the first quarter of fiscal year 1997 were closed prior to the end of the first quarter of fiscal year 1998. Two new Academies were opened during this same period. As a result, the Company operated 744 Academies at the end of the first quarter of fiscal year 1998, seven less than at the end of the same quarter of fiscal year 1997. The closures were principally due to management decisions to not renew the leases of certain Academies at lease expiration.

Operating revenue for the first quarter, excluding closed Academies from both years, increased 4.8% during the 16 weeks ended December 20, 1997. Average revenue per child for the first quarter, excluding closed Academies from both years, increased 4.4%, and attendance was up 0.4% from the prior year. The increase in average revenue per child was principally due to selective price increases which were put into place in the second quarter of fiscal year 1997, based on geographic market conditions and class capacity utilization.

Labor costs increased 6.0% from the first quarter of fiscal year 1997 reflecting the impact of the minimum wage increase which occurred on September 1, 1997. As a percentage of revenue, labor costs were 52.5% for the 16 weeks ended December 20, 1997, compared to 51.5% during the same period in the prior fiscal year. The increase in labor costs as a percent of revenue was principally due to Staff merit increases effective January 1, 1997, increased staff costs related to the minimum wage increase, and increased health care benefit costs, which together exceeded the percentage increase in tuition revenue.

Many of the Company's operating costs are relatively fixed and do not decline or increase directly with small changes in attendance. Facility lease payments, depreciation, amortization, and other operating costs all declined or remained unchanged as a percentage of revenue during the first quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997.

As a result of the foregoing, operating income for the 16 weeks ended December 20, 1997 was up $0.5 million or 14.8% from the same period in the prior fiscal year. Earnings before interest, taxes, depreciation, and amortization (EBITDA) were $8.7 million in the first quarter of fiscal year 1998 as compared to $8.4 million in the first quarter of fiscal year 1997.

After factoring in nondeductible goodwill amortization, the effective income tax rate for the first quarter of fiscal year 1998 was 40.0%, unchanged from the first quarter of fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $5.9 million through the first quarter of fiscal year 1998 compared to cash flows of $5.3 million during the same period of fiscal year 1997. The $0.6 million increase in cash flows from operations was mainly due to increased net income, reductions in Academy and other receivables, and reductions in prepaid insurance and health care costs, offset by timing differences in the funding of field payroll costs.

Cash flows from financing activities were $0.02 million through the first quarter of fiscal year 1998 compared to cash flows of $2.6 million during the same period of fiscal year 1997. The $2.6 million decrease in cash flows from financing activities through the first quarter of fiscal year 1998 as compared to the same quarter of fiscal year 1997 was principally due to the fiscal year 1997 $5.4 million reduction of restricted cash requirements, offset by the fiscal year 1997 $0.9 million retirement of long-term debt and a $1.9 million increase in the cash flow impact of changes in amounts due banks, principally overdrafts. Restricted cash investments represented cash deposited in escrow accounts as collateral for the self-insured portion of the Company's workers' compensation and automobile insurance coverage. The fiscal year 1997 change in restricted cash requirements was mainly due to the issuance of a $5.0 million Letter of Credit (LOC) in exchange for a return of restricted cash in the same amount.

The LOC discussed above was issued under the Company's $15.0 million revolving credit facility. There remains $10 million available for working capital and other corporate purposes which, in the opinion of management, is adequate to meet foreseeable needs.

The Senior Notes, Preferred Stock and the Credit Agreement (see Notes to Consolidated Financial Statements of the Company's 1997 Form 10-K) contain certain covenants that, among other things, set a maximum on the Company's leverage ratio. At December 20, 1997, the Company was in compliance with all of its debt covenants.



INFLATION AND GENERAL ECONOMIC CONDITIONS

The Company has historically been able to increase tuition to offset increases in its costs. During the past two years, a period of low to moderate inflation, the Company implemented selective increases in tuition rates, based on geographic market conditions and class capacity utilization. The Company did not experience a material decline in attendance as a result of these increases. There continues to be, however, no assurance of the impact future inflation-related tuition increases will have on attendance.

On September 1, 1997 the minimum wage increased from $4.75 to $5.15 per hour. This increase has not materially impacted Company operations.

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

     1.  Exhibit 27 - Financial Data Schedule

b.   Reports on Form 8-K:

     None

SIGNATURE
--------------------------------------------------------------------------------



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             LA PETITE ACADEMY, INC.

Dated: January 30, 1998


                                            /s/ Phillip M. Kane
                             ---------------------------------------------------
                             By: Phillip M. Kane

                             Senior Vice-President, Chief Financial Officer and duly authorized representative of the registrant