Form 10-Q
period 1998-03-14
LA PETITE ACADEMY INC
filed 1998-04-24
CIK 901116

                                  FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 14, 1998       Commission File No. 33-61232

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

As of April 24, 1998, La Petite Academy, Inc. had 100 shares of common stock outstanding.

LA PETITE ACADEMY, INC.

INDEX
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS (UNAUDITED):                                   PAGE
                                                                           ----
 Consolidated Balance Sheets                                                1

 Consolidated Statements of Income                                          2

 Consolidated Statements of Cash Flows                                      3

 Notes to Consolidated Financial Statements                                 4-6

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       7-8


PART II.  OTHER INFORMATION


ITEM 1.LEGAL PROCEEDINGS                                                    9

ITEM 2.CHANGES IN SECURITIES                                                9

ITEM 3.DEFAULTS UPON SENIOR SECURITIES                                      9

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  9

ITEM 5.OTHER INFORMATION                                                    9

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K                                     9

SIGNATURE                                                                   10

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------


LA PETITE ACADEMY, INC.
CONSOLIDATED BALANCE SHEETS
28 WEEKS ENDED MARCH 14, 1998
(In thousands of dollars, except per share data)

--------------------------------------------------------------------------------


ASSETS                                                                                         MARCH 14,        AUGUST 30,
                                                                                                  1998            1997
Current assets:
 Cash and cash equivalents                                                                     $ 24,755         $ 23,971
 Restricted cash investments                                                                      2,778            2,312
 Accounts and notes receivable, net                                                               4,699            5,068
 Prepaid food and supplies                                                                        5,506            5,954
 Other prepaid expenses                                                                           3,605            3,645
 Refundable income taxes                                                                            374              559
 Current deferred income taxes                                                                    1,350            1,024
                                                                                               --------         --------
     Total current assets                                                                        43,067           42,533

Property and equipment, at cost:
 Land                                                                                             7,008            6,927
 Buildings and leasehold improvements                                                            67,373           64,811
 Equipment                                                                                       25,740           22,529
 Facilities under construction                                                                    1,251              317
                                                                                               --------         --------
                                                                                                101,372           94,584
 Less accumulated depreciation and amortization                                                  40,533           33,460
                                                                                               --------         --------
     Net property and equipment                                                                  60,839           61,124

Other assets (Note 3)                                                                            62,104           64,187
Deferred income taxes                                                                             4,469            3,408
                                                                                               --------         --------
                                                                                               $170,479         $171,252
                                                                                               ========         ========
LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
 Overdrafts due bank                                                                             $1,950           $2,356
 Accounts payable                                                                                 5,632            6,224
 Current reserve for closed academies                                                             1,623            1,860
 Accrued salaries, wages and other payroll costs                                                 10,830           10,717
 Accrued insurance liabilities                                                                    3,990            4,156
 Accrued property, sales and use tax                                                              2,779            4,128
 Accrued interest payable                                                                           970              719
 Other accrued liabilities                                                                        4,260            4,883
                                                                                               --------         --------
     Total current liabilities                                                                   32,034           35,043

Long-term debt and capital lease obligations (Note 4)                                            87,345           85,903
Other long-term liabilities (Note 5)                                                             13,874           14,319

Commitments and contingencies (Note 6)
Redeemable preferred stock ($.01 par value per share; 2,000,000 shares authorized; 800,000 shares issued and outstanding at aggregate liquidation preference; per share liquidation
  preference of $43.541 and $40.836, respectively)                                               34,698           32,521

Stockholder's equity:
Common stock ($.01 par value per share; 1,000 shares authorized; 100 shares issued and outstanding)
Additional paid-in capital                                                                       14,106           16,284
Accumulated deficit                                                                             (11,578)         (12,818)
                                                                                               --------         --------
                                                                                                  2,528            3,466
                                                                                               --------         --------
                                                                                               $170,479         $171,252
                                                                                               ========         ========

See notes to consolidated financial statements.

LA PETITE ACADEMY, INC.

CONSOLIDATED STATEMENTS OF INCOME
28 WEEKS ENDED MARCH 14, 1998
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                     12 WEEKS ENDED                                28 WEEKS ENDED
                                            ------------------------------                 -------------------------------
                                            MARCH 14,             MARCH 15,                MARCH 14,              MARCH 15,
                                              1998                  1997                     1998                   1997

Operating revenue                            $70,811               $67,730                 $166,701               $159,983

Operating expenses:
 Salaries, wages and benefits                 37,384                36,558                   87,772                 84,077
 Facility lease expense                        9,129                 8,934                   21,328                 21,143
 Depreciation                                  3,073                 3,190                    7,073                  7,444
 Amortization of goodwill
  and other intangibles                          516                   516                    1,204                  1,204
 Other                                        17,325                16,207                   41,933                 40,299
                                            --------              --------                 --------               --------
                                              67,427                65,405                  159,310                154,167
                                            --------              --------                 --------               --------

Operating income                               3,384                 2,325                    7,391                  5,816
                                            --------              --------                 --------               --------

Interest expense                               2,068                 2,142                    4,917                  4,994
Interest income                                 (266)                 (186)                    (601)                  (493)
                                            --------              --------                 --------               --------

     Net interest costs                        1,802                 1,956                    4,316                  4,501
                                            --------              --------                 --------               --------

Income before income taxes                     1,582                   369                    3,075                  1,315

Provision for income taxes                       846                   364                    1,835                  1,051
                                            --------              --------                 --------               --------
Net income                                   $   736               $     5                 $  1,240               $    264
                                            ========              ========                 ========               ========

See notes to consolidated financial statements.

LA PETITE ACADEMY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
28 WEEKS ENDED MARCH 14, 1998
(IN THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------

                                                                                             28 WEEKS ENDED
                                                                                     -------------------------------
                                                                                     MARCH 14,            MARCH 15,
                                                                                       1998                 1997
CASH FLOWS FROM  OPERATING ACTIVITIES:
 Net income                                                                          $ 1,240              $    264
 Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization                                                        8,731                 9,109
  Deferred income taxes                                                               (1,387)               (2,198)
  Changes in current assets and liabilities:
  Accounts and notes receivable                                                          373                  (628)
  Prepaid expenses and supplies                                                          488                  (130)
  Accrued property, sales and use taxes                                               (1,349)               (1,115)
  Accrued interest payable                                                               251                   301
  Other changes in assets and liabilities, net                                        (2,026)               (2,864)
                                                                                    --------             ---------
     Net cash from operating activities                                                6,321                 2,739
                                                                                    --------             ---------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Capital expenditures                                                                 (4,776)               (3,061)
 Proceeds from sale of assets                                                            339                    88
                                                                                    --------             ---------
     Net cash used for investing activities                                           (4,437)               (2,973)
                                                                                    --------             ---------

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
 Repayment of long-term debt and capital lease obligations                              (229)                 (875)
 Reductions in bank overdrafts                                                          (406)               (1,793)
 Decrease (increase) in restricted cash investments                                     (465)                6,530
                                                                                    --------             ---------
     Net cash from (used for) financing activities                                    (1,100)                3,862
                                                                                    --------             ---------

NET INCREASE IN CASH AND CASH  EQUIVALENTS                                               784                 3,628

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      23,971                12,791
                                                                                    --------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $24,755              $ 16,419
                                                                                    ========             =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest (net of amount capitalized)                                               $ 4,211              $  4,232
  Income taxes                                                                         1,951                 4,375

 Cash received during the period for:
  Interest                                                                           $   665              $    470
  Income taxes                                                                           204                 1,141

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Capital lease obligations of $2,399 were incurred during the 28 weeks ended
  March 14, 1998, when the Company entered into leases for new computer equipment.


See notes to consolidated financial statements.

LA PETITE ACADEMY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1.   ORGANIZATION AND MERGER

     La Petite Holdings Corp. ("Holdings") was formed in 1993 as a Delaware corporation for the purpose of holding the capital stock of La Petite Acquisition Corp. On July 23, 1993, Holdings acquired all of the outstanding shares of common stock, par value $.01 (the "Common Stock"), of La Petite Academy, Inc. ("La Petite"). The transaction was accounted for as a purchase and the excess of purchase price over the net assets acquired is being amortized over 30 years. On May 31, 1997, Holdings was merged with and into its wholly-owned subsidiary La Petite, a Delaware corporation, with La Petite as the surviving corporation.

     On August 28, 1997, LPA Services, Inc. ("Services"), a wholly owned subsidiary of La Petite, was incorporated. Services will provide third party administrative services on insurance claims to La Petite. La Petite, consolidated with Services, is referred to herein as the "Company".

     On March 17, 1998, subsequent to the end of the second quarter of fiscal year 1998, the parent company of the Company, Vestar/LPA Investment Corp. ("Parent") and LPA Investment LLC, a Delaware limited liability company majority-owned by Chase Capital Partners ("Investor"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which, among other things, a wholly-owned subsidiary to be formed by Investor will be merged (the "Merger") with and into Parent, and Parent will be the surviving corporation (the "Surviving Corporation"). As a result of the Merger, Investor will own approximately 90.6% of the voting securities of the Surviving Corporation, with the remaining approximately 9.4% owned by Company management and certain other remaining shareholders of Parent.

     In accordance with the Merger Agreement, on March 27, 1998, subsequent to the end of the second quarter of fiscal year 1998, the Company notified the holders of record of the Company's Class A Cumulative Redeemable Exchangeable Preferred Stock, par value $.01 per share (the "Preferred Stock") that on May 1, 1998 La Petite will issue the Company's 12-1/8% Subordinated Exchange Debentures due 2003 (the "Exchange Debentures") in exchange for all outstanding shares of the Preferred Stock, at the exchange rate of $1.00 principal amount of the Exchange Debentures for each $1.00 of liquidation preference of the Preferred Stock. As of March 14, 1998, the per share liquidation preference of the Preferred Stock was equal to $43.541. The Merger Agreement also provides that the Senior Notes (see
     Note 4 below), the Convertible Debentures (see Note 4 below), the Credit Facility (see Note 3 to the Consolidated Financial Statements contained in the Form 10-K for the fiscal year ended August 30, 1997), and the Exchange Debentures will be redeemed, repaid, defeased, canceled or otherwise provided for in connection with the Merger.

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

3. OTHER ASSETS
   (in thousands of dollars)

                                                                    MARCH 14,   AUGUST 30,
                                                                      1998        1997
           Intangible assets:
            Excess purchase price over net assets acquired           $64,277     $64,277
            Curriculum                                                 1,497       1,497
            Workforce                                                  3,248       3,248
            Accumulated amortization                                 (13,962)    (12,714)
                                                                     -------     -------
                                                                      55,060      56,308
           Deferred financing costs                                   12,754      12,752
           Accumulated amortization                                   (9,240)     (8,176)
           Other assets                                                3,530       3,303
                                                                     -------     -------
                                                                     $62,104     $64,187
                                                                     =======     =======

4. LONG-TERM  DEBT AND CAPITAL LEASE OBLIGATIONS
   (in thousands of dollars)

                                                                    MARCH 14,   AUGUST 30,
                                                                      1998         1997
           Convertible Debentures, 6.5% payable through June
           1, 2011                                                   $   850     $   850
           Senior Notes, 9.625% payable through August 1, 2001        85,000      85,000
           Capital lease obligations                                   2,536         366
                                                                     -------     -------
                                                                      88,386      86,216
           Less unamortized discount                                    (184)       (191)
                                                                     -------     -------
                                                                      88,202      86,025
           Less current maturities of capital lease obligations         (857)       (122)
                                                                     -------     -------
                                                                     $87,345     $85,903
                                                                     =======     =======

5. OTHER LONG-TERM LIABILITIES
   (in thousands of dollars)

                                                                    MARCH 14,   AUGUST 30,
                                                                      1998         1997
           Unfavorable leases, net of accumulated amortization       $ 5,419     $ 6,085
           Non-current reserve for closed Academies                    4,919       5,609
           Long-term insurance liabilities                             3,536       2,625
                                                                     -------     -------
                                                                     $13,874     $14,319
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

                                     ******

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

The Company's operating results for the 12 and 28 weeks ended March 14, 1998 are consistent and comparable with the 12 and 28 weeks ended March 15, 1997.

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

Nine Academies in operation at the end of the second quarter of fiscal year 1997 were closed prior to the end of the second quarter of fiscal year 1998. Two new Academies were opened during this same period. As a result, the Company operated 744 Academies at the end of the second quarter of fiscal year 1998, seven less than at the end of the same quarter of fiscal year 1997. The closures resulted from management decisions to not renew the leases of certain Academies at lease expiration.

Operating revenue increased 4.5% during the 12 weeks and 4.2% during the 28 weeks ended March 14, 1998. Excluding closed Academies from both years, operating revenue increased 5.4% during the 12 weeks and 5.1% during the 28 weeks, full time equivalent ("FTE") attendance grew 1.1% during the 12 weeks and 0.5% during the 28 weeks and average weekly FTE tuition increased 4.3% during the 12 weeks and 4.6% during the 28 weeks. The increase in average weekly FTE tuition was principally due to selective price increases which were put into place in the second quarter of fiscal year 1998, based on geographic market conditions and class capacity utilization.

Salaries, wages, and benefits increased $0.8 million or 2.3% during the 12 weeks and $3.7 million or 4.4% during the 28 weeks ended March 14, 1998 as compared to the same periods of fiscal year 1997. The increase was principally due to increased average hourly wage rates as staff hours worked were relatively stable. As a percentage of revenue, labor costs were 52.7% for the 28 weeks ended March 14, 1998 as compared to 52.6% during the same period of fiscal year 1997.

Many of the Company s operating costs are relatively fixed and do not decline or increase directly with small changes in attendance. Facility lease expense, depreciation, amortization, and other operating costs all declined or remained unchanged as a percentage of revenue during the 28 weeks ended March 14, 1998 as compared to the same period of fiscal year 1997. In September 1997, the Company held a special conference to which all Academy Directors were invited at which the Company articulated its future business strategy for the growth of the Company. Total operating expenses for the 28 weeks ended March 14, 1998 include $0.6 million related to this conference.

Interest expense for the 28 weeks ended March 14, 1998 decreased $0.1 million or 1.5% from the same period of fiscal year 1997

After adding back to pre-tax income the nondeductible goodwill amortization and other permanent differences, the effective income tax rate for the 12 and 28 weeks ended March 14, 1998 was approximately 40 %, unchanged from the same periods of fiscal year 1997. State income taxes accounted for the other difference between the effective and statutory Federal rate.

As a result of the foregoing, operating income was $3.4 million for the 12 weeks ended March 14, 1998, up $1.1 million or 45.5% from the same period of fiscal year 1997. Operating income for the 28 weeks ended March 14, 1998, was $7.4 million, up $1.6 million or 27.1% from the same
period of fiscal year 1997.   Earnings before interest, taxes, depreciation and
amortization (EBITDA) was $7.0 million for the 12 weeks ended March 14, 1998 as compared to $6.0 million for the same period of fiscal year 1997, an increase of 15.6%. EBITDA for the 28 weeks ended March 14, 1998, was $15.7 million as compared to $14.5 million for the same period of fiscal year 1997, an increase of 8.3%.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities were $6.3 million through the second quarter of fiscal year 1998 compared to cash flows of $2.7 million during the same period of fiscal year 1997. The increase in cash flows from operations of $3.6 million came principally from a $1.0 million increase of net income, a $1.5 million reduction in net income tax payments and a $1.1 million reduction in working capital requirements and other items.

Cash flows used for investing activities were $4.4 million through the second quarter of fiscal year 1998 compared to $3.0 million during the same period of fiscal year 1997. The increase in cash flows used for investing activities of $1.4 million was principally due to a $1.3 million increase in capital expenditures for new academies, a $0.4 million increase in leasehold improvements and other equipment, offset by a $0.3 million increase in proceeds from sale of assets.

Cash flows used for financing activities were $1.1 million through the second quarter of fiscal year 1998 compared to cash flows from financing of $3.9 million during the same period of fiscal year 1997. The $5.0 million decrease in cash flow from financing activities was principally due to the prior year $7.0 million reduction of restricted cash requirements, offset by a reduction in bank overdrafts of $1.4 million and reduction of debt payments of $0.6 million. Restricted cash investments represent cash deposited in escrow accounts as collateral for the self-insured portion of the Company's workers' compensation and automobile insurance coverage. During fiscal year 1997, a $5.0 million Letter of Credit was issued in exchange for a return of restricted cash in the same amount. In addition, $2.5 million dollars was returned as a reduction of collateral requirements less increases of $0.5 million for funding requirements.

The Senior Notes, Preferred Stock and the Credit Agreement (see Notes to the Consolidated Financial Statements contained in the Form 10-K for the fiscal year ended August 30, 1997) contain certain covenants that, among other things, set a maximum on the Company s leverage ratio. As of March 14, 1998, the Company was in compliance with all of its debt covenants.

In accordance with the Merger Agreement, on March 27, 1998, subsequent to the end of the second quarter of fiscal year 1998, the Company notified the holders of record of the Company's Preferred Stock that on May 1, 1998 it will issue the Company's Exchange Debentures in exchange for all outstanding shares of the Preferred Stock, at the exchange rate of $1.00 principal amount of the Exchange Debentures for each $1.00 of liquidation preference of the Preferred Stock. As of March 14, 1998, the per share liquidation preference of the Preferred Stock was equal to $43.541. The Merger Agreement also provides that the Senior Notes, the Convertible Debentures, the Credit Facility, and the Exchange Debentures will be redeemed, repaid, defeased, canceled or otherwise provided for in connection with the merger.

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

PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS.

The Company has litigation pending which arose in the ordinary course of business. In management s opinion, none of such litigation in which the Company is currently involved will result in liabilities that will have a material adverse effect on its financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES.

On March 27, 1998, subsequent to the end of the second quarter of fiscal year 1998, the Company notified the holders of record of the company's Preferred Stock that on May 1, 1998 it will issue the Company's Exchange Debentures in exchange for all outstanding shares of the Preferred Stock, at the exchange rate of $1.00 principal amount of the Exchange Debentures for each $1.00 of liquidation preference of the Preferred Stock. As of March 14, 1998, the per share liquidation preference of the Preferred Stock was equal to $43.541.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

On March 17, 1998, subsequent to the end of the second quarter of fiscal year 1998, Parent and Investor entered into the Merger Agreement, pursuant to which, among other things, a wholly-owned subsidiary to be formed by Investor will be merged with and into Parent, and Parent will be the Surviving Corporation. As a result of the Merger, Investor will own approximately 90.6% of the voting securities of the Surviving Corporation, with the remaining approximately 9.4% owned by Company management and certain other remaining shareholders of Parent. The Merger Agreement also provides that the Senior Notes, the Convertible Debentures, the Credit Facility, and the Exchange Debentures will be redeemed, repaid, defeased, canceled or otherwise provided for in connection with the Merger.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.   Exhibits required by Item 601 of Regulation S-K:

     Exhibit 27 - Financial Data Schedule

b.   Reports on Form 8-K:

     Item 5 reporting the March 19, 1998 announcement by Vestar Capital Partners that it had entered into an Agreement and Plan of Merger with an affiliate of Chase Capital Partners, and (ii) the March 27, 1998 announcement by the Company that on May 1, 1998 it would issue its Exchange Debentures in exchange for all outstanding Preferred Stock.

SIGNATURE
------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LA PETITE ACADEMY, INC.
Dated: April 24, 1998

                              /s/ Phillip M. Kane
                              -----------------------------------------------
                              By: Phillip M. Kane

                              Senior Vice-President, Chief Financial Officer and duly authorized representative of the registrant