Form 10-Q
period 2004-01-10
LA PETITE ACADEMY INC; LPA HOLDING CORP
filed 2004-02-24
CIK 901116, 1062774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 10, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


                        Commission File No. 333-56239-01

                                LPA HOLDING CORP.
             (exact name of registrant as specified in its charter)

                       SEE TABLE OF ADDITIONAL REGISTRANTS

DELAWARE                                    48-1144353
(State or other jurisdiction of             (IRS employer identification number)
incorporation or organization)


                      130 SOUTH JEFFERSON STREET, SUITE 300
                                CHICAGO, IL 60661
              (Address of principal executive office and zip code)

                                 (312) 798-1200
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  [ ]   No  [X]

As of February 23, 2004, LPA Holding Corp. had outstanding 773,403 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of February 23, 2004, the additional registrant had the number of outstanding shares, shown on the following table.

                             ADDITIONAL REGISTRANTS

                                                                                    Number of Shares
                          Jurisdiction of   Commission          IRS Employer            of Common
Name                       Incorporation    File Number       Identification No.    Stock Outstanding
----                       -------------    -----------       ------------------    -----------------
La Petite Academy, Inc.   Delaware          333-56239         43-1243221            100 shares of Common
                                                                                    Stock (par value, $.01 per
                                                                                    share)

LPA HOLDING CORP. AND SUBSIDIARIES

INDEX


                                                                                                          PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

    Condensed Consolidated Balance Sheets                                                                   4-5

    Condensed Consolidated Statements of Operations and Comprehensive Loss                                   6

    Condensed Consolidated Statements of Cash Flows                                                          7

    Notes to Condensed Consolidated Financial Statements                                                   8-12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                 12-19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                         19

ITEM 4.  CONTROLS AND PROCEDURES                                                                          19-20


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                                  21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                   21


SIGNATURES                                                                                                22-23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                                            JANUARY 10,              JUNE 28,
                                                                               2004                    2003
                                                                         ---------------          ---------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $         8,338          $         9,526
    Restricted cash investments
                                                                                   3,367                    2,951
    Accounts and notes receivable, net of allowance for
       doubtful accounts of $663 and $496, respectively
                                                                                  11,015                   11,024
    Supplies inventory
                                                                                   2,563                    3,075
    Other prepaid expenses
                                                                                   4,074                      905
    Refundable taxes
                                                                                      58                       56
                                                                         ---------------          ---------------
         Total current assets
                                                                                  29,415                   27,537

Restricted cash investments (Note 3)
                                                                                   7,838                    5,042

Property and equipment, at cost:
    Land
                                                                                   5,442                    5,442
    Buildings and leasehold improvements
                                                                                  78,950                   77,349
    Furniture and equipment
                                                                                  27,655                   27,958
                                                                         ---------------          ---------------

                                                                                 112,047                  110,749
    Less accumulated depreciation
                                                                                  76,256                   72,635
                                                                         ---------------          ---------------
         Property and equipment, net
                                                                                  35,791                   38,114

Other assets (Note 3)
                                                                                   6,338                    7,396
                                                                         ---------------          ---------------
Total assets                                                             $        79,382          $        78,089
                                                                         ===============          ===============

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                         JANUARY 10,           JUNE 28,
                                                                                            2004                 2003
                                                                                       ---------------     ---------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Overdrafts due banks                                                               $         4,129     $         3,055
    Accounts payable
                                                                                                 6,409               8,445
    Current maturities of long-term debt and capital lease obligations
    (Note 4)                                                                                     2,016               2,499
    Accrued salaries, wages and other payroll costs
                                                                                                19,099              17,954
    Accrued insurance liabilities
                                                                                                 4,997               5,141
    Accrued property and sales taxes
                                                                                                 5,164               4,313
    Accrued interest payable
                                                                                                 2,447               1,982
    Reserve for closed academies
                                                                                                 1,583               2,137
    Other current liabilities
                                                                                                10,471               6,548
                                                                                       ---------------     ---------------
         Total current liabilities
                                                                                                56,315              52,074

Long-term liabilities:
    Long-term debt and capital lease obligations (Note 4)
                                                                                               196,851             197,908
    Other long-term liabilities (Note 5)
                                                                                                10,191              11,401
    Series A 12% mandatorily redeemable preferred stock (Note 6)
                                                                                                74,739                   -
                                                                                       ---------------     ---------------
         Total long-term liabilities
                                                                                               281,781             209,309

Series A 12% mandatorily redeemable preferred stock (Note 6)
                                                                                                     -              69,378
Series B 5% convertible redeemable participating preferred stock
    ($0.01 par value per share); 13,645,000 shares authorized, 9,541,968 and 7,241,490 shares issued and outstanding as of January 10, 2004 and June 28, 2003, respectively; aggregate liquidation preference of
    $22.2 million and $16.7 million, respectively                                               22,214              16,739

Stockholders' deficit:
    Class A common stock ($0.01 par value per share); 17,500,000 shares authorized; and 773,403 shares issued and outstanding as of January
    10, 2004 and June 28, 2003, respectively                                                         8                   8

    Class B common stock ($0.01 par value per share); 20,000 shares authorized, issued and outstanding as of January 10, 2004 and June
    28, 2003

    Common stock warrants
                                                                                                 8,596               8,596
    Accumulated other comprehensive income
                                                                                                   114                 160
    Accumulated deficit
                                                                                              (289,646)           (278,175)
                                                                                       ---------------     ---------------
         Total stockholders' deficit
                                                                                              (280,928)           (269,411)
                                                                                       ---------------     ---------------
    Total liabilities and stockholders' deficit                                        $        79,382     $        78,089
                                                                                       ===============     ===============


See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)


                                                                            12 WEEKS ENDED               28 WEEKS ENDED
                                                                     JANUARY 10,     JANUARY 11,    JANUARY 10,      JANUARY 11,
                                                                         2004           2003            2004            2003
                                                                    ------------    ------------    ------------    ------------
Revenue                                                             $     82,881    $     86,653    $    193,611    $    203,491

Operating expenses:
Salaries, wages and benefits
                                                                          45,859          48,561         109,422         114,593
Facility lease expense
                                                                          10,426          10,633          23,941          24,594
Depreciation
                                                                           2,016           2,442           4,688           5,677
Restructuring charges (Note 9)
                                                                            (857)            428            (823)          1,676
Provision for doubtful accounts
                                                                             772             710           1,488           1,548
Other
                                                                          20,020          22,264          49,757          58,492
                                                                    ------------    ------------    ------------    ------------

Total operating expenses
                                                                          78,236          85,038         188,473         206,580
                                                                    ------------    ------------    ------------    ------------

Operating income (loss)
                                                                           4,645           1,615           5,138          (3,089)

Interest expense
  Interest on debt
                                                                           4,557           5,013          10,658          11,724
  Dividends and accretion on Series A preferred stock (Note 6)
                                                                           2,261               -           5,362               -
                                                                    ------------    ------------    ------------    ------------
Total interest expense
                                                                           6,818           5,013          16,020          11,724
Interest income
                                                                              (9)            (22)            (21)            (96)
                                                                    ------------    ------------    ------------    ------------

    Net interest expense
                                                                           6,809           4,991          15,999          11,628
                                                                    ------------    ------------    ------------    ------------

Loss before income taxes
                                                                          (2,164)         (3,376)        (10,861)        (14,717)
Provision for income taxes
                                                                              59             151             137             229
                                                                    ------------    ------------    ------------    ------------
Net loss
                                                                          (2,223)         (3,527)        (10,998)        (14,946)
                                                                    ------------    ------------    ------------    ------------

Other comprehensive loss:
Derivative adjustments reclassified into operations
                                                                             (20)            (20)            (46)            (47)
                                                                    ------------    ------------    ------------    ------------
    Total other comprehensive loss
                                                                             (20)            (20)            (46)            (47)
                                                                    ------------    ------------    ------------    ------------
Comprehensive loss                                                  $     (2,243)   $     (3,547)   $    (11,044)   $    (14,993)
                                                                    ============    ============    ============    ============


See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                                                     ----------------       ----------------
                                                                                      28 WEEKS ENDED         28 WEEKS ENDED
                                                                                     JANUARY 10, 2004       JANUARY 11, 2003
                                                                                     ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $       (10,998)       $       (14,946)
     Adjustments to reconcile net loss to net cash from operating activities
         Restructuring charges                                                                  (823)                 1,676
         Depreciation                                                                          4,688                  5,677
         Dividends and accretion on Series A preferred stock (Note 6)                          5,362                      -
         Loss on sales and disposals of property and equipment                                    49                     48
         Other non cash items                                                                    511                  1,092
     Changes in assets and liabilities:
         Restricted cash investments                                                          (3,212)                (3,881)
         Accounts and notes receivable                                                             9                 (1,353)
         Supplies inventory                                                                      512                    137
         Other prepaid expenses                                                               (3,169)                (2,381)
         Refundable taxes                                                                         (2)                   363
         Accounts payable                                                                     (2,036)                 3,656
         Accrued salaries, wages and other payroll costs                                       1,034                    150
         Accrued property and sales taxes                                                        851                  2,145
         Accrued interest payable                                                                465                    698
         Other current liabilities                                                             3,923                  2,779
         Accrued insurance liabilities                                                           418                    620
         Reserve for closed academies                                                         (1,189)                (1,243)
         Other changes in assets and liabilities, net                                            (55)                  (210)
                                                                                     ---------------        ---------------
                  Net cash used for operating activities                                      (3,662)                (4,973)
                                                                                     ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                     (2,474)                (3,510)
     Proceeds from sale of assets                                                                537                      -
                                                                                     ---------------        ---------------
                  Net cash used for investing activities                                      (1,937)                (3,510)
                                                                                     ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of debt and capital lease obligations                                          (1,664)                (1,131)
     Net borrowings under the Revolving Credit Agreement                                           -                  1,500
     Proceeds from issuance of common stock, redeemable preferred
         stock and warrants, net of expenses                                                   5,001                      -
     Overdrafts due bank                                                                       1,074                  2,467
                                                                                     ---------------        ---------------
                  Net cash provided by financing activities                                    4,411                  2,836
                                                                                     ---------------        ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (1,188)                (5,647)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               9,526                 16,092
                                                                                     ---------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $         8,338        $        10,445
                                                                                     ===============        ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                    $         9,656        $         9,820
         Income taxes                                                                             35                     90

     Non-cash investing and financing activities:
         Capital lease obligations                                                               124                    104


See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   ORGANIZATION

     The condensed consolidated financial statements presented herein include LPA Holding Corp. (Parent), and its wholly owned subsidiary, La Petite Academy, Inc. (La Petite), and La Petite's wholly owned subsidiaries:
     Bright Start Inc. (Bright Start), and LPA Services, Inc. (Services). Parent, consolidated with La Petite, Bright Start and Services, is referred to herein as the "Company".

     On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company, and Parent entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). LPA is the direct parent company of Parent and an indirect parent of La Petite. LPA is owned by an affiliate of J.P. Morgan Partners LLC (JPMP) and by an entity controlled by Robert E. King, a director of La Petite and Parent.

     The Company offers educational, developmental and child care programs that are available on a full-time or part-time basis, for children between six weeks and twelve years old. The Company's schools are located in 36 states and the District of Columbia, primarily in the southern, Atlantic coastal, mid-western and western regions of the United States.

     As of January 10, 2004, the Company operated 643 schools, including 588 residential Academies, 26 employer-based schools and 29 Montessori schools. For the 28 weeks ended January 10, 2004, the Company had an average attendance of approximately 63,160 full and part-time children.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments (consisting solely of normal and recurring adjustments) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). The results for the interim periods ended January 10, 2004 and January 11, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

     Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K/A for the fiscal year ended June 28, 2003.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

     Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying financial statements, the Company has a working capital deficit and a stockholders' deficit as of January 10, 2004. Over the past three years, there have been repeated instances where the Company was not in compliance with its financial covenants and required multiple equity investments by LPA (see Note 10) and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

     Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included the closure of unprofitable academies, optimization of staff labor, personnel reductions, decreased discretionary expense spending and greater realization of revenue resulting from improved collections on accounts receivable. Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with the remaining $8.8 million of equity commitment, as of January 10, 2004, provided by LPA and certain of the other stockholders of Parent, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

     FISCAL YEAR END - The Company utilizes a 52 or 53-week fiscal year ending on the Saturday closest to June 30 and is composed of 13 four-week periods or in the case of a 53-week year, 12 four-week periods and one five week period. Fiscal year 2004 is a 53-week fiscal year. The first quarter contains four such periods or 16 weeks, the second and third quarters contain 3 periods or 12 weeks and the fourth quarter contains 3 periods or 13 weeks. Fiscal year 2003 was a 52-week fiscal year. The first quarter contained four such periods or 16 weeks and each remaining quarter contained 3 periods or 12 weeks.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected between liabilities and equity in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on June 29, 2003.

     The Company has determined that its Series A 12% mandatorily redeemable preferred stock meets the criteria included in SFAS No. 150 to be reported as a liability. Therefore, in the condensed consolidated balance sheet as of January 10, 2004, the Series A 12% mandatorily redeemable preferred stock has been classified as a long term liability. Additionally, dividends and accretion attributable to these shares have now been classified as interest expense rather than direct charges against accumulated deficit. During the 12 and 28 weeks ended January 10, 2004, the Company recognized $2.3 million and $5.4 million in dividends and accretion on the Series A preferred stock as interest expense, while in the 12 and 28 weeks ended January 11, 2003, the Company recognized a $2.0 million and $4.7 million charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future. The prior year classification of the Series A preferred stock has not been changed because the provisions of SFAS No. 150 do not permit restatement of financial statements for earlier years presented.

     The Company has determined that its Series B 5% convertible redeemable participating preferred stock does not meet the criteria included in SFAS No. 150 to be recorded as a liability. Therefore, in the condensed consolidated balance sheet as of January 10, 2004, the Series B 5% convertible redeemable participating preferred stock continues to be classified between liabilities and equity.

3.   NON-CURRENT ASSETS

     The restricted cash investment balance represents the long term portion of the cash deposited in an escrow account as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

     Other non-current assets consist of the following:
     (in thousands of dollars)


                                                                             JANUARY 10,        JUNE 28,
                                                                                2004              2003
                                                                            --------------   --------------
      Deferred financing costs                                              $      10,010    $      10,010
      Accumulated amortization
                                                                                   (6,116)          (5,501)
                                                                            -------------    -------------
                                                                                    3,894            4,509
      Other (a)
                                                                                    2,444            2,887
                                                                            -------------    -------------
                                                                            $       6,338    $       7,396
                                                                            =============    =============


     (a) Other includes properties held for sale, which are valued at fair value less cost to sell.

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
     (in thousands of dollars)


     Long term debt and capital lease obligations consists of the following:

                                                                             JANUARY 10,        JUNE 28,
                                                                                2004              2003
                                                                            -------------    -------------
      Senior Notes, 10.0% due May 15, 2008                                  $    145,000     $    145,000
      Borrowings under credit agreement                                           52,826           53,588
      Capital lease obligations                                                    1,041            1,819
                                                                            -------------    -------------
                                                                                  198,867          200,407
      Less current maturities of long-term
          debt and capital lease obligations                                       (2,016)          (2,499)
                                                                            -------------    -------------
                                                                            $     196,851    $     197,908
                                                                            =============    =============


     On July 31, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 6 to the revolving credit facility under an agreement entered into on May 11, 1998, providing for a term loan facility and a revolving credit agreement (the Credit Agreement). The amendment permanently waived existing third and fourth quarter fiscal 2003 defaults of Parent and La Petite in connection with (a) the failure to deliver timely financial information to the senior secured lenders; (b) the failure to deliver timely information regarding purchases of material assets to the senior secured lenders; and (c) the failure to file certain reports timely with the Securities and Exchange Commission. Additionally, Amendment No. 6 revised the definition of Consolidated EBITDA in the Credit Agreement.

5.   OTHER LONG-TERM LIABILITIES
     (in thousands of dollars)

     Other long-term liabilities consist of the following:

                                                                             JANUARY 10,        JUNE 28,
                                                                                2004              2003
                                                                            -------------    -------------
      Unfavorable leases (a)                                                $         727    $         831
      Reserve for closed schools (b)
                                                                                      773            2,329
      Deferred severance (c)
                                                                                      594              705
      Long-term insurance liabilities (d)
                                                                                    8,097            7,536
                                                                            -------------    -------------
                                                                            $      10,191    $      11,401
                                                                            =============    =============


     (a) In connection with the acquisitions of La Petite and Bright Start, a liability for unfavorable operating leases was recorded and is being relieved over the average remaining life of the related leases.

     (b) The reserve for closed schools includes the long-term liability related primarily to leases for schools that were closed and are no longer operated by the Company.
     (c) On December 11, 2002, the Company entered into a Separation Agreement with the Company's former Chief Executive Officer and President. The long-term portion of the Company's total contractual obligations pursuant to the Separation Agreement is $0.6 million and $0.7 million as of January 10, 2004 and June 28, 2003, respectively.
     (d) Long-term insurance liabilities reflect the Company's obligation for reported and not paid and incurred but not reported, workers' compensation, auto and general liability claims.

6.   SHARES SUBJECT TO MANDATORY REDEMPTION

     In May 2003, the FASB issued SFAS No. 150, which establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The Company adopted the provisions of SFAS No. 150 on June 29, 2003. For additional information on SFAS No. 150, see Note 2 - Recently Issued Accounting Pronouncements.

     Shares subject to mandatory redemption consists of 45,000 shares of Series A 12% mandatorily redeemable preferred stock, $0.01 par value (Series A preferred stock), all of which were issued and outstanding as of January 10, 2004. The original carrying value of the preferred stock of $36.4 million is being accreted to its redemption value of $45.0 million on May 11, 2008. The Series A preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual Series A preferred stock dividend dates are added to the liquidation value. The liquidation value was $82.2 million and $77.2 million as of January 10, 2004 and June 28, 2003, respectively. Accrued dividends were $37.2 million and $32.2 million at January 10, 2004 and June 28, 2003, respectively. The Series A preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The Series A preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

     During the 12 and 28 weeks ended January 10, 2004, the Company recognized $2.3 million and $5.4 million in dividends and accretion on the Series A preferred stock as interest expense, while in the 12 and 28 weeks ended January 11, 2003, the Company recognized a $2.0 million and $4.7 million charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future.

7.   COMMITMENTS AND CONTINGENCIES

     The Company is presently, and has been from time to time, subject to claims and litigation arising in the ordinary course of business. Management believes that none of the claims or litigation, of which it is aware, will materially affect the Company's financial condition, liquidity, or annual results of operations, although assurance cannot be given with respect to the ultimate outcome of any such actions.

8.   STOCK-BASED COMPENSATION

     The Company accounts for all options in accordance with APB Opinion No. 25, which requires compensation cost to be recognized only on the excess, if any, between the fair value of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock options granted.

     No options were granted during the 28 weeks ended January 10, 2004. If compensation cost for options granted in prior periods had been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," it would not have had a material effect on the Company's results of operations.

9.   RESTRUCTURING CHARGES

     During the second quarter of the 2004 fiscal year, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of reducing the reserves by $0.9 million. These adjustments included restructuring charges of $0.5 million, primarily due to contractual repairs and maintenance costs related to closed schools, offset by recoveries of $1.4 million principally due to settlement of lease liabilities for less than the recorded reserves in the second quarter of the 2004 fiscal year. In the second quarter of the 2003 fiscal year, the Company recognized restructuring charges of $0.6 million in connection with the closure of nine schools, offset by recoveries of $0.2 million principally due to settlement of lease liabilities for less than the recorded reserves. Included in the restructuring charges for the 2003 fiscal year were non-cash charges of $0.2 million. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements. A summary of the restructuring reserve activity is as follows, with dollars in thousands:


                                                                      FISCAL YEAR             FISCAL YEAR
                                                                          2004                   2003
                                                                     ---------------        --------------
       Balances at June 28, 2003 and June 29, 2002                    $        4,466        $        4,598
       Provision recorded in first quarter
                                                                                  57                 2,877
       Recoveries recorded in first quarter
                                                                                 (23)               (1,629)
       Amount utilized in first quarter
                                                                                (877)               (1,725)
                                                                     ---------------        --------------
       Balance at October 18, 2003 and October 19, 2002              $         3,623        $        4,121
                                                                     ===============        ==============

       Provision recorded in second quarter                          $           548        $          639
       Recoveries recorded in second quarter                                  (1,405)                 (211)
       Amount utilized in second quarter                                        (411)                 (639)
                                                                     ---------------        --------------
       Balance at January 10, 2004 and January 11, 2003              $         2,355        $        3,910
                                                                     ===============        ==============

10.  SERIES B 5% CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK ISSUANCE

     Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights, as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to a total of 6,669,734 shares of its Series B 5% convertible redeemable participating preferred stock (Series B preferred stock) at a price of $2.174 per share. LPA has committed to purchase in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered. Purchases may be made at LPA's discretion or upon occurrence of conditions detailed in the Securities Purchase Agreement. In accordance with such commitment, LPA purchased 2,299,908 shares of Series B preferred stock for $5.0 million during the second quarter of fiscal 2004. Accordingly, the remaining contingent equity commitment from the stockholders of Parent has been reduced to $8.8 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this report.

Historically, the Company's operating revenue has followed the seasonality of the school year, declining during the summer months and the calendar year-end holiday period. The number of new children enrolling at La Petite's educational facilities (the schools) is generally highest in September-October and January-February, generally referred to as the Fall and Winter enrollment periods. As a result of this seasonality, results for one quarter are not necessarily indicative of results for an entire year.

The Company operated 643 schools at the end of the second quarter of fiscal year 2004 as compared to 683 schools for the same period of fiscal year 2003. The net decrease of 40 schools is a result of one opening, 38 closures and the reduction of 3 locations due to the combining of operations. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

New educational facilities (new schools), as defined by the Company, are Academies opened within the current or previous fiscal year. These schools typically generate operating losses until the Academies achieve normalized occupancies. Established educational facilities (established schools), as defined by the Company, are schools that were open prior to the start of the previous fiscal year.

Full-time equivalent (FTE) attendance, as defined by the Company, is not a measure of the absolute number of students attending the Company's schools, but rather is an approximation of the full-time equivalent number of students based on Company estimates and weighted averages. For example, a student attending full-time is equivalent to one FTE, while a student attending only one-half of each day is equivalent to 0.5 FTE. The average weekly FTE tuition rate, as defined by the Company, is the tuition revenue divided by the FTE attendance for the respective period.

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED JANUARY 10, 2004 COMPARED TO TWELVE WEEKS ENDED JANUARY 11, 2003

The following table sets forth the Company's operating results for the comparative 12 weeks ended January 10, 2004 and January 11, 2003, with amounts presented in thousands of dollars and as percentages of revenue:


                                                    12 WEEKS ENDED                        12 WEEKS ENDED
                                                   JANUARY 10, 2004                      JANUARY 11, 2003
                                          -----------------------------------   ----------------------------------
                                                                  Percent of                         Percent of
                                             Amount                Revenue          Amount             Revenue
                                          ---------------     ---------------   ---------------    ---------------
Revenue                                   $        82,881               100.0%  $        86,653              100.0%

Operating expenses:
   Salaries, wages and benefits                    45,859                55.3            48,561               56.0

   Facility lease expense                          10,426                12.6            10,633               12.3

   Depreciation                                     2,016                 2.4             2,442                2.8

   Restructuring charges                             (857)               (1.0)              428                0.5

   Provision for doubtful accounts                    772                 0.9               710                0.8

   Other                                           20,020                24.2            22,264               25.7
                                          ---------------     ---------------   ---------------    ---------------
Total operating expenses                           78,236                94.4            85,038               98.1
                                          ---------------     ---------------   ---------------    ---------------

Operating income                          $         4,645                 5.6%  $         1,615                1.9%
                                          ===============     ===============   ===============    ===============


Operating revenue decreased $3.8 million or 4.4% from the same period last year. This revenue decrease was the result of a reduction in revenue from closed schools of $3.7 million, a $0.2 million decrease in other operating revenue and a $0.1 million decrease at established schools, offset by a $0.2 million increase at new schools. The revenue decrease was principally due to a decline in FTE attendance of 10.8% offset by a 7.3% increase in average weekly FTE tuition rates. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was principally due to school closures and a decline in FTE attendance at established schools, partially offset by increased FTE attendance at new schools. FTE attendance was negatively impacted by the level of governmental funding for childcare assistance programs, which declined or remained unchanged in many areas. The Company expects that the current level of government funding for childcare assistance programs will continue to have a negative impact on FTE attendance in the third quarter of the current fiscal year.

Salaries, wages, and benefits decreased $2.7 million or 5.6% from the same period last year. As a percentage of revenue, labor costs were 55.3% for the 12 weeks ended January 10, 2004, as compared to 56.0% for the same period in the prior year. The decreases in salaries, wages, and benefits include decreased labor costs of $2.1 million at closed schools and decreased benefit costs of $1.3 million, offset by increased field management and corporate administration labor costs of $0.3 million, and a $0.4 million increase in bonus costs. Labor costs at established and new schools were relatively flat. A 3.1% increase in average hourly rates at established schools was offset by a 3.4% decrease in labor hours.

Facility lease expense decreased $0.2 million or 1.9% from the same period last year. The decrease in facility lease expense was mainly due to closed schools, offset by increases in lease payments for facilities with contingent rent provisions.

Depreciation expense decreased $0.4 million or 17.4% from the same period last year. The decrease in depreciation expense was principally due to the reduction in the carrying value of fixed assets as a result of the impairment charge recognized in the fourth quarter of the 2003 fiscal year and the write off the leasehold improvements related to school closures in the 2003 fiscal year.

During the second quarter of the 2004 fiscal year, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of reducing the reserves by $0.9 million. These adjustments included restructuring charges of $0.5 million, primarily due to contractual repairs and maintenance costs related to closed schools, offset by recoveries of $1.4 million principally due to settlement of lease liabilities for less than the recorded reserves, in the second quarter of the 2004 fiscal year. In the second quarter of the 2003 fiscal year, the Company recognized restructuring charges of $0.6 million in connection with the closure of nine schools, offset by recoveries of $0.2 million principally due to settlement of lease liabilities for less than the recorded reserves. Included in the restructuring charges for the 2003 fiscal year were non-cash charges of $0.2 million. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Provision for doubtful accounts increased $0.1 million or 8.7% from the same period last year. The increase in the provision for doubtful accounts is mainly due to an increase in parent receivables in the second quarter of fiscal 2004 as compared to the first quarter of fiscal 2004.

Other operating costs decreased $2.2 million or 10.1% from the same period last year. Other operating costs include repairs and maintenance, utilities, insurance, real estate taxes, food, transportation, marketing, supplies, travel, professional fees, personnel, recruitment, training, bank overages and shortages, and other miscellaneous costs. The decrease was due primarily to lower legal and professional fees, taxes, marketing, transportation, and food costs, offset by increases in repairs and maintenance and miscellaneous expenses. As a percentage of revenue, other operating costs decreased to 24.2% as compared to 25.7% in the same period in the prior year.

As a result of the foregoing, the Company had operating income of $4.6 million in the second quarter of the 2004 fiscal year as compared to an operating income of $1.6 million in the second quarter of the 2003 fiscal year.

Net interest expense increased $1.8 million or 36.4% as compared to the same period last year. The increase was principally due to the $2.3 million impact resulting from the adoption of SFAS No. 150 at the start of the 2004 fiscal year, offset primarily by reduced interest expense resulting from the fair value adjustment to the carrying value of the senior notes becoming fully amortized prior to the 2004 fiscal year. SFAS No. 150 impacts the classification of the Company's Series A preferred stock and requires that accrued dividends and accretion related to these shares be classified as interest expense rather than a charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future.

The provision for income taxes includes a provision for state and local taxes. The effective federal tax rate for the 12 weeks ended January 10, 2004 was 0% due to the current period operating losses and the Company's provision of a full valuation allowance against deferred tax assets.

28 WEEKS ENDED JANUARY 10, 2004 COMPARED TO 28 WEEKS ENDED JANUARY 11, 2003

The following table sets forth the Company's operating results for the comparative 28 weeks ended January 10, 2004 and January 11, 2003, with amounts presented in thousands of dollars and as percentages of revenue:


                                                   28 WEEKS ENDED                         28 WEEKS ENDED
                                                  JANUARY 10, 2004                       JANUARY 11, 2003
                                          ---------------------------------      ---------------------------------
                                                               Percent of                             Percent of
                                               Amount           Revenue              Amount            Revenue
                                          ---------------   ---------------      ---------------   ---------------
Revenue                                   $       193,611             100.0%     $       203,491             100.0%

Operating expenses:
   Salaries, wages and benefits                   109,422              56.5              114,593              56.3
   Facility lease expense                          23,941              12.4               24,594              12.1
   Depreciation                                     4,688               2.4                5,677               2.8
   Restructuring charges                             (823)             (0.4)               1,676               0.8
   Provision for doubtful accounts                  1,488               0.8                1,548               0.8

   Other                                           49,757              25.7               58,492              28.7
                                          ---------------   ---------------      ---------------   ---------------
Total operating expenses                          188,473              97.3              206,580             101.5
                                          ---------------   ---------------      ---------------   ---------------
Operating income (loss)                   $         5,138               2.7%     $        (3,089)            -1.5%
                                          ===============   ===============      ===============   ===============


Operating revenue decreased $9.9 million or 4.9% from the same period last year. This revenue decrease was a result of a reduction in revenue from closed schools of $10.2 million, a $0.2 million decrease in established schools and a $0.2 million decrease in other operating revenue offset by a $0.7 million increase at new schools. The revenue decrease was principally due to a decline in FTE attendance of 11.4% offset by a 7.1% increase in average weekly FTE tuition rates. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was principally due to school closures and a decline in FTE attendance at established schools, partially offset by increased FTE attendance at new schools. FTE attendance was negatively impacted by the level of governmental funding for childcare assistance programs, which declined or remained unchanged in many areas. The Company expects that the current level of government funding for childcare assistance programs will continue to have a negative impact on FTE attendance in the third quarter of the current fiscal year.

Salaries, wages, and benefits decreased $5.2 million or 4.5% from the same period last year. As a percentage of revenue, labor costs were 56.5% for the 28 weeks ended January 10, 2004, as compared to 56.3% for the same period in the prior year. The decreases in salaries, wages, and benefits include decreased labor costs of $5.9 million at closed schools and decreased benefit costs of $1.1 million, offset by increased field management and corporate administration labor costs of $0.3 million, increased labor costs of $0.5 million at established schools, increased labor costs of $0.3 million at new schools, and a $0.7 million increase in bonus costs. The increase in labor costs at established schools was mainly due to a 4.0% increase in average hourly wage rates offset by a 3.5% decrease in labor hours as compared to the same period in the prior year.

Facility lease expense decreased $0.7 million or 2.7% from the same period last year. The decrease in facility lease expense was mainly due to closed schools, offset by increases in lease payments for facilities with contingent rent provisions and lower rent credits resulting from certain unfavorable lease liabilities becoming fully utilized prior to the end of the second quarter of the 2004 fiscal year.

Depreciation expense decreased $1.0 million or 17.4% from the same period last year. The decrease in depreciation expense was principally due to the reduction in the carrying value of fixed assets as a result of the impairment charge recognized in the fourth quarter of the 2003 fiscal year and the write off the leasehold improvements related to school closures in the 2003 fiscal year.

For the 28 weeks ended January 10, 2004, the Company recognized restructuring charges of $0.6 million, primarily due to contractual repairs and maintenance costs related to closed schools, offset by recoveries of $1.4 million principally due to settlement of lease liabilities for less than the recorded reserves. For the 28 weeks ended January 11, 2003, the Company recognized restructuring charges of $3.2 million in connection with the closure of 32 schools and $0.3 million in connection with the write-down to fair market value of real estate properties held for disposal, offset by recoveries of $1.8 million principally due to settlement of lease liabilities for less than the recorded reserves. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Provision for doubtful accounts decreased slightly or 3.9% from the same period last year. The decrease is principally the result of improved collection efforts over the same period in the prior year.

Other operating costs decreased $8.7 million or 14.9% from the same period last year. Other operating costs include repairs and maintenance, utilities, insurance, real estate taxes, food, transportation, marketing, supplies, travel, professional fees, personnel, recruitment, training, bank overages and shortages, and other miscellaneous costs. The decrease was due primarily to lower legal and professional fees, management meeting costs, bank shortages, marketing, transportation, taxes, personnel, and miscellaneous expenses offset by increases in, repair and maintenance and insurance costs. As a percentage of revenue, other operating costs decreased to 25.7% as compared to 28.7% in the same period in the prior year.

As a result of the foregoing, the Company had operating income of $5.1 million for the 28 weeks ended January 10, 2004 as compared to an operating loss of $3.1 million for the 28 weeks ended January 11, 2003.

Net interest expense increased $4.4 million or 37.6% as compared to the same period last year. The increase was principally due to the $5.4 million impact resulting from the adoption of SFAS No. 150 at the start of the 2004 fiscal year, offset primarily by reduced interest expense resulting from the fair value adjustment to the carrying value of the senior notes becoming fully amortized prior to the 2004 fiscal year. SFAS No. 150 impacts the classification of the Company's Series A preferred stock and requires that accrued dividends and accretion related to these shares be classified as interest expense rather than a charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future.

The provision for income taxes includes a provision for state and local taxes. The effective federal tax rate for the 28 weeks ended January 10, 2004 was 0% due to the current period operating losses and the Company's provision of a full valuation allowance against deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are from cash flows from operations, borrowings on the revolving credit facility under an agreement entered into on May 11, 1998, providing for a term loan facility and a revolving credit agreement (the Credit Agreement), and capital contributions received from LPA. The Company's principal uses of funds are debt service requirements, capital expenditures and working capital needs. The Company incurred substantial indebtedness in connection with the Recapitalization.

Parent and La Petite have entered into the Credit Agreement, as amended, consisting of the $40 million Term Loan Facility and the $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility in connection with the Recapitalization.

The Credit Agreement will terminate on May 11, 2006. Payments due under the amortization schedule for the term loan are $0.5 million in the remainder of fiscal year 2004, $5.5 million in fiscal year 2005, and $27.7 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On January 10, 2004, there was $33.7 million outstanding under the term loan and $19.1 million outstanding under the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount of $5.9 million, and no amount available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments.

On July 31, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 6 to the Credit Agreement. The amendment permanently waived existing third and fourth quarter fiscal 2003 defaults of Parent and La Petite in connection with (a) the failure to deliver timely financial information to the senior secured lenders; (b) the failure to deliver timely information regarding purchases of material assets to the senior secured lenders; and (c) the failure to file certain reports timely with the Securities and Exchange Commission. Additionally, Amendment No. 6 revised the definition of Consolidated EBITDA in the Credit Agreement. For further information concerning Amendment No. 6 to the Credit Agreement, see Notes 4 and 8 to the consolidated financial statements included at Item 8 of the Company's Annual Report on Form 10-K/A for the year ended June 28, 2003.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to a total of 6,669,734 shares of its Series B convertible preferred stock. LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered and has received warrants to purchase 1,689,607 shares of Parent's class A common stock in connection with such commitment. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.8 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, and 919,963 shares of Series B preferred stock in December 2003 for $2.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in July 2003. Accordingly, at February 23, 2004, the remaining contingent equity commitment from the stockholders of Parent has been reduced to $8.8 million. For further information concerning the Securities Purchase Agreement and the terms of the equity commitment, see Note 8 to the consolidated financial statements included at Item 8 of the Company's Annual Report on Form 10-K/A for the year ended June 28, 2003.

As of February 23, 2004, LPA beneficially owned 93.8% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and approximately $20.7 million of Series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King, a director of La Petite and Parent, owns a majority of the voting interests of LPA.

Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying financial statements, the Company has a working capital and stockholders' deficit as of January 10, 2004. Over the past three years, there have been repeated instances where the Company was not in compliance with its financial covenants and required multiple equity investments by LPA (see Note 10 to the accompanying condensed consolidated financial statements included in this report) and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included the closure of unprofitable academies, optimization of staff labor, personnel reductions, decreased discretionary expense spending and greater realization of revenue resulting from improved collections on accounts receivable. Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with the remaining $8.8 million of equity commitment, as of January 10, 2004, provided by LPA and certain of the other stockholders of Parent, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

Cash flows used for operating activities were $3.7 million during the 28 weeks ended January 10, 2004 compared to cash flows used by operating activities of $5.0 million for the 28 weeks ended January 11, 2003. The $1.3 million decrease in cash flows used for operating activities was mainly due to a $5.2 million decrease in net losses, net of non-cash charges, offset by an increase in working capital amounts of $3.9 million.

Cash flows used for investing activities were $1.9 million during the 28 weeks ended January 10, 2004 as compared to cash flows used of $3.5 million during the 28 weeks ended on January 11, 2003. The $1.6 million decrease in cash flows used for investing activities was due to decreased capital expenditures of $1.0 million and increased proceeds from the sale of assets of $0.6 million.

Cash flows provided by financing activities were $4.4 million during the 28 weeks ended January 10, 2004, compared to cash flows provided by financing activities of $2.8 million during the 28 weeks ended January 11, 2003. The $1.6 million increase in cash flows for financing activities was due to a $5.0 million increase in proceeds from the issuance of Series B preferred stock, offset by decreased revolver borrowings of $1.5 million, increased repayment of debt and capital lease obligations of $0.5 million and a $1.4 million decrease in bank overdrafts related to the timing of monthly expense payments.

Total capital expenditures for the 28 weeks ended January 10, 2004 and January 11, 2003 were $2.5 million and $3.5 million, respectively. The decrease in total capital expenditures was a result of decreased spending on maintenance capital expenditures. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. All of the capital expenditures for the 28 weeks ended January 10, 2004 and January 11, 2003 were maintenance capital expenditures.

In addition to maintenance capital expenditures, the Company expends additional funds to repair and maintain its facilities in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 28 weeks ended January 10, 2004 and January 11, 2003 were $8.9 million and $7.9 million, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. See "Cautionary Statement Concerning Forward Looking Statements."

For a description of the Company's critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations, Summary of Critical Accounting Policies", included in the Company's Annual Report on Form 10-K/A for the year ended June 28, 2003. There have been no changes to the Company's critical accounting policies during the 28 weeks ended January 10, 2004.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that any forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected or discussed in these forward looking statements.

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements that are based on management's current expectations, estimates and projections. Words such as "expects," "projects," "may," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of these words and similar expressions are intended to identify these forward-looking statements. Certain factors, including but not limited to those listed below, may cause actual results to differ materially from current expectations, estimates, projections and from past results.

     - Economic factors, including changes in the rate of inflation, business conditions and interest rates.
     - Operational factors, including the Company's ability to open and profitably operate Academies and the Company's ability to satisfy its obligations and to comply with the covenants contained in the Credit Agreement and the indenture.
     - Demand factors, including general fluctuations in demand for childcare services and seasonal fluctuations.
     - Competitive factors, including: (a) pricing pressures primarily from local nursery schools and childcare centers and other large, national for-profit childcare companies, (b) the hiring and retention of trained and qualified personnel, (c) the ability to maintain well-equipped facilities and (d) any adverse publicity concerning alleged child abuse at the Company's childcare centers or at its Academies.

     - Governmental action including: (a) new laws, regulations and judicial decisions related to state and local regulations and licensing requirements, (b) changes in the Federal assistance and funding of childcare services and (c) changes in the tax laws relating to La Petite's operations.
     - Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission or the American Institute of Certified Public Accountants.
     - Changes in costs or expenses, changes in tax rates, the effects of acquisitions, dispositions or other events occurring in connection with evolving business strategies.
     - Management's ability to implement plans designed to improve the Company's operating results, cash flows and financial position and to improve the disclosure controls and procedures of the Company.

No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement can be achieved. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. The Company undertakes no obligation to release publicly any revisions to forward-looking statements as the result of subsequent events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness as of January 10, 2004 consists of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $33.7 million and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of up to $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to:
(a) an adjusted London inter-bank offered rate ("LIBOR") not to be less than an amount equal to 2.50% per annum, plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of the administrative agent's published prime rate, a certificate of deposit rate multiplied by the statutory reserve rate, plus the cost of FDIC insurance or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 4.25% for LIBOR loans and 3.25% for Alternate Base Rate loans as defined in the Credit Agreement. The Senior Notes mature in May 2008 and the Credit Agreement matures in May 2006. Payments due under the amortization schedule for the term loan are $0.5 million in the remainder of fiscal year 2004, $5.5 million in fiscal year 2005, and $27.7 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined).

A 1% increase or decrease in the applicable index rate would result in a corresponding interest expense increase or decrease of $0.5 million per year.

The Company had no derivative instruments at January 10, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures (the "Disclosure Controls") that are designed to ensure that information required to be disclosed in the reports and filed under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's Disclosure Controls include, without limitation, those components of internal controls over financial reporting ("Internal Controls") that provide reasonable assurances that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles.

As of January 10, 2004, the Company evaluated the effectiveness of the design and operation of its Disclosure Controls pursuant to Rule 15d-15 of the Exchange Act. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO"), the Chief Financial Officer ("CFO"). This evaluation resulted in the identification of certain material weaknesses in the Company's Internal Controls primarily related to: (a) a lack of consistent understanding and compliance with Company's policies and procedures, and (b) a lack of segregation of duties.

While the Company is continuing in the process of implementing a more efficient and reliable system of Disclosure Controls several steps have been already taken to improve its internal controls. The Company has implemented and fully staffed a sales audit function, has increased its internal audit staffing and increased the number of field audits performed, has implemented extensive training of its field personnel in the use of the Company's point of sale (POS) accounting system, has made enhancements to limit field access to changes to certain POS system charges, has centralized certain activities previously performed in the field and has increased the quantity and quality of its accounting personnel. In addition, the Company has instituted interim compensating controls and procedures to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported to its senior management. These interim compensating controls and procedures include, but are not necessarily limited to, (i) communicating a tone from senior management regarding the proper conduct in these matters, (ii) improving accounting policies and procedures, (iii) increasing divisional financial staff accountability to ensure field adherence to financial policies and internal controls and (iv) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of the Company's Disclosure Controls, including establishing an informal Disclosure Committee consisting of internal and external professionals with financial, legal and operational expertise.

Beyond instituting interim measures, the Company is committed to continuing the process of identifying, evaluating and implementing corrective actions where required to improve the effectiveness of its Disclosure Controls on an overall basis. This has included instituting improved processes and procedures as they relate to such critical functions as improving the quality and oversight of the accounting staff; enhancing field level controls and developing metrics to monitor and identify accounting and operational issues.

The Company's Disclosure Controls, including the Company's Internal Controls, are designed to provide a reasonable level of assurance that the stated objectives are met. The Company's management, including the CEO and CFO, does not expect that the Company's Disclosure Controls or Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and after giving effect to the interim compensating controls and procedures discussed above, the Disclosure Controls are effective, at a reasonable level of assurance, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting other than the continuing impact of the corrective actions discussed above.

                                     ******

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is presently, and has been from time to time, subject to claims and litigation arising in the ordinary course of business. Management believes that none of the claims or litigation, of which it is aware, will materially affect the Company's financial condition or results of operations, although assurance cannot be given with respect to the ultimate outcome of any such actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 20, 2003, by Action by Written Consent of the Sole Stockholder of La Petite Academy, Inc., LPA Holding Corp., as the sole stockholder of La Petite Academy, Inc. approved an amendment to the Bylaws of La Petite Academy, Inc. relating to the indemnification provisions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a.       Exhibits required by Item 601 of Regulation S-K:

         31.1   CFO Section 302 certifications.
         31.2   CEO Section 302 certifications.
         32     CEO and CFO Section 906 certifications.

b.       Reports on Form 8-K:

         None.

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LPA HOLDING CORP.

Dated: February 23, 2004                    /s/ Neil P. Dyment
                                            ------------------------------------
                                            By:  Neil P. Dyment

                                            Chief Financial Officer and duly
                                            authorized representative of the
                                            registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LA PETITE ACADEMY, INC.

Dated:  February 23, 2004                      /s/ Neil P. Dyment
                                               ---------------------------------
                                               By:  Neil P. Dyment

                                               Chief Financial Officer and duly
                                               authorized representative of
                                               the registrant