Form 10-Q
period 2004-04-03
LA PETITE ACADEMY INC; LPA HOLDING CORP
filed 2004-05-18
CIK 901116, 1062774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended April 3, 2004

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

As of May 17, 2004, LPA Holding Corp. had outstanding 773,403 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of May 17, 2004, the additional registrant had the number of outstanding shares, shown on the following table.

                             ADDITIONAL REGISTRANTS

                                                                               Number of Shares
                          Jurisdiction of   Commission      IRS Employer           of Common
         Name              Incorporation    File Number   Identification No.   Stock Outstanding
-----------------------   ---------------   -----------   ------------------   -----------------
La Petite Academy, Inc.   Delaware          333-56239     43-1243221           100 shares of
                                                                               Common Stock
                                                                               (par value,
                                                                               $.01 per share)

LPA HOLDING CORP. AND SUBSIDIARIES

INDEX

                                                                                        PAGE
                                                                                        -----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

    Condensed Consolidated Balance Sheets                                                 4-5

    Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)         6

    Condensed Consolidated Statements of Cash Flows                                         7

    Notes to Condensed Consolidated Financial Statements                                 8-12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                 13-19

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                         19

ITEM 4. CONTROLS AND PROCEDURES                                                         19-20

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                  21

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                   21

SIGNATURES                                                                              22-23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                           APRIL 3,     JUNE 28,
                                                             2004        2003
                                                          ----------   ----------
ASSETS
Current assets:
    Cash and cash equivalents                             $   10,048   $    9,526
    Restricted cash investments                                3,595        2,951
    Accounts receivable, net of allowance for
       doubtful accounts of $545 and $496, respectively       11,368       11,024
    Supplies inventory                                         2,869        3,075
    Other prepaid expenses                                     4,668          905
    Refundable taxes                                              26           56
                                                          ----------   ----------
         Total current assets                                 32,574       27,537

Restricted cash investments (Note 3)                           6,516        5,042

Property and equipment, at cost:
    Land                                                       5,442        5,442
    Buildings and leasehold improvements                      79,858       77,349
    Furniture and equipment                                   27,869       27,958
                                                          ----------   ----------
                                                             113,169      110,749
    Less accumulated depreciation                             78,252       72,635
                                                          ----------   ----------
         Property and equipment, net                          34,917       38,114

Other assets (Note 3)                                          5,585        7,396
                                                          ----------   ----------
Total assets                                              $   79,592   $   78,089
                                                          ==========   ==========

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 APRIL 3,      JUNE 28,
                                                                                   2004          2003
                                                                                ----------    ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Overdrafts due banks                                                        $    7,096    $    3,055
    Accounts payable                                                                 5,425         8,445
    Current maturities of long-term debt and capital lease obligations
    (Note 4)                                                                         3,881         2,499
    Accrued salaries, wages and other payroll costs                                 20,574        17,954
    Accrued insurance liabilities                                                    5,214         5,141
    Accrued property and sales taxes                                                 3,612         4,313
    Accrued interest payable                                                         5,711         1,982
    Reserve for closed schools                                                       1,193         2,137
    Other current liabilities                                                        9,430         6,548
                                                                                ----------    ----------
         Total current liabilities                                                  62,136        52,074

Long-term liabilities:
    Long-term debt and capital lease obligations (Note 4)                          189,008       197,908
    Other long-term liabilities (Note 5)                                             9,585        11,401
    Series A 12% mandatorily redeemable preferred stock (Note 6)                    77,197             -
                                                                                ----------    ----------
         Total long-term liabilities                                               275,790       209,309

Series A 12% mandatorily redeemable preferred stock (Note 6)                             -        69,378
Series B 5% convertible redeemable participating preferred stock                    22,470        16,739
    ($0.01 par value per share); 13,645,000 shares authorized, 9,541,968 and
    7,241,490 shares issued and outstanding as of April 3, 2004 and June 28,
    2003, respectively; aggregate liquidation preference of $22.5 million and
    $16.7 million, respectively

Stockholders' deficit:
    Class A common stock ($0.01 par value per share); 17,500,000 shares authorized; and 773,403 shares issued and outstanding as of April
    3, 2004 and June 28, 2003, respectively                                              8             8

    Class B common stock ($0.01 par value per share); 20,000 shares authorized, issued and outstanding as of April 3, 2004 and June 28,
    2003

    Common stock warrants                                                            8,596         8,596
    Accumulated other comprehensive income                                              94           160
    Accumulated deficit                                                           (289,502)     (278,175)
                                                                                ----------    ----------
         Total stockholders' deficit                                              (280,804)     (269,411)
                                                                                ----------    ----------
Total liabilities and stockholders' deficit                                     $   79,592    $   78,089
                                                                                ==========    ==========

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                              12 WEEKS ENDED              40 WEEKS ENDED
                                                          APRIL 3,      APRIL 5,      APRIL 3,      APRIL 5,
                                                            2004          2003          2004          2003
                                                         ----------    ----------    ----------    ----------
Revenue                                                  $   90,617    $   93,546    $  284,228    $  297,037

Operating expenses:
   Salaries, wages and benefits                              50,342        49,744       159,764       164,337
   Facility lease expense                                    10,427        10,680        34,368        35,273
   Depreciation                                               1,996         2,407         6,684         8,084
   Restructuring charges (recoveries) (Note 9)                 (221)        2,186        (1,044)        3,862
   Provision for doubtful accounts                              394           649         1,882         2,197
   Other                                                     20,352        21,968        70,109        80,460
                                                         ----------    ----------    ----------    ----------
Total operating expenses                                     83,290        87,634       271,763       294,213
                                                         ----------    ----------    ----------    ----------
Operating income                                              7,327         5,912        12,465         2,824

Interest expense
   Interest on debt                                           4,546         4,977        15,204        16,701
   Dividends and accretion on Series A preferred stock
    (Note 6)                                                  2,458             -         7,820             -
                                                         ----------    ----------    ----------    ----------
Total interest expense                                        7,004         4,977        23,024        16,701
Interest income                                                 (11)          (17)          (32)         (112)
                                                         ----------    ----------    ----------    ----------
       Net interest expense                                   6,993         4,960        22,992        16,589
                                                         ----------    ----------    ----------    ----------
Income (loss) before income taxes                               334           952       (10,527)      (13,765)
Provision (benefit) for income taxes                            (66)           59            70           287
                                                         ----------    ----------    ----------    ----------
Net income (loss)                                               400           893       (10,597)      (14,052)
                                                         ----------    ----------    ----------    ----------
Other comprehensive income (loss):
   Derivative adjustments reclassified into operations          (20)          (20)          (66)          (67)
                                                         ----------    ----------    ----------    ----------
       Total other comprehensive loss                           (20)          (20)          (66)          (67)
                                                         ----------    ----------    ----------    ----------
Comprehensive income (loss)                              $      380    $      873    $  (10,663)   $  (14,119)
                                                         ==========    ==========    ==========    ==========

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                                         40 WEEKS ENDED   40 WEEKS ENDED
                                                                          APRIL 3, 2004    APRIL 5, 2003
                                                                         --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            $     (10,597)   $     (14,052)
     Adjustments to reconcile net loss to net cash from operating activities
         Restructuring charges                                                  (1,044)           3,862
         Depreciation                                                            6,684            8,084
         Dividends and accretion on Series A preferred stock (Note 6)            7,820                -
         Loss on sales and disposals of property and equipment                     120               69
         Other non cash items                                                      729            1,590
     Changes in assets and liabilities:
         Restricted cash investments                                            (2,118)          (4,904)
         Accounts receivable                                                      (344)          (1,546)
         Supplies inventory                                                        206             (236)
         Other prepaid expenses                                                 (3,763)          (3,045)
         Refundable taxes                                                           30              424
         Accounts payable                                                       (3,020)             840
         Accrued salaries, wages and other payroll costs                         2,462            1,067
         Accrued property and sales taxes                                         (701)            (576)
         Accrued interest payable                                                3,729            3,760
         Other current liabilities                                               2,882              327
         Accrued insurance liabilities                                             350              597
         Reserve for closed schools                                             (1,639)          (2,140)
         Other changes in assets and liabilities, net                              (70)            (248)
                                                                         -------------    -------------
                  Net cash provided by (used for) operating activities           1,716           (6,127)
                                                                         -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                       (3,595)          (4,652)
     Proceeds from sale of assets                                                1,001                -
                                                                         -------------    -------------
                  Net cash used for investing activities                        (2,594)          (4,652)
                                                                         -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of debt and capital lease obligations                           (12,642)          (1,733)
     Net borrowings under the Revolving Credit Agreement                         5,000            1,931
     Deferred financing costs                                                        -             (496)
     Proceeds from issuance of common stock, redeemable preferred
         stock and warrants, net of expenses                                     5,001                2
     Overdrafts due bank                                                         4,041            1,125
                                                                         -------------    -------------
                  Net cash provided by financing activities                      1,400              829
                                                                         -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               522           (9,950)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 9,526           16,092
                                                                         -------------    -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $      10,048    $       6,142
                                                                         =============    =============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                        $      10,708    $      11,205
         Income taxes                                                               45              115

     Non-cash investing and financing activities:
         Capital lease obligations                                                 124              457

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

      As of April 3, 2004, the Company operated 644 schools, including 588 residential academies, 27 employer-based schools and 29 Montessori schools. For the 40 weeks ended April 3, 2004, the Company had an average attendance of approximately 64,948 full and part-time children.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments (consisting solely of normal and recurring adjustments) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). The results for the interim periods ended April 3, 2004 and April 5, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

      Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying financial statements, the Company has a working capital deficit and a stockholders' deficit as of April 3, 2004. Over the past three years, there have been repeated instances in which the Company was not in compliance with its financial covenants and required multiple equity investments by LPA (see Note 10) and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

      Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included the closure of unprofitable schools, optimization of staff labor, personnel reductions, decreased discretionary expense spending and greater realization of revenue resulting from improved collections on accounts receivable. Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with the remaining $8.8 million of equity commitment, as of April 3, 2004, provided by LPA and certain of the other stockholders of Parent, and the available funds under the Revolving Credit Facility, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

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

      The Company has determined that its Series A 12% mandatorily redeemable preferred stock meets the criteria included in SFAS No. 150 to be reported as a liability. Therefore, in the condensed consolidated balance sheet as of April 3, 2004, the Series A 12% mandatorily redeemable preferred stock has been classified as a long term liability. Additionally, dividends and accretion attributable to these shares have now been classified as interest expense rather than direct charges against accumulated deficit. During the 12 and 40 weeks ended April 3, 2004, the Company recognized $2.5 million and $7.8 million in dividends and accretion on the Series A preferred stock as interest expense, while in the 12 and 40 weeks ended April 5, 2003, the Company recognized a $2.1 million and $6.8 million charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future. The prior year classification of the Series A preferred stock has not been changed because the provisions of SFAS No. 150 do not permit restatement of financial statements for earlier years presented.

      The Company has determined that its Series B 5% convertible redeemable participating preferred stock does not meet the criteria included in SFAS No. 150 to be recorded as a liability. Therefore, in the condensed consolidated balance sheet as of April 3, 2004, the Series B 5% convertible redeemable participating preferred stock continues to be classified between liabilities and equity.

3.    NON-CURRENT ASSETS

      The restricted cash investment balance represents the long-term portion of the cash deposited in an escrow account as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

      Other non-current assets consist of the following in thousands of dollars:

                            APRIL 3,     JUNE 28,
                             2004         2003
                           ---------    ---------
Deferred financing costs   $  10,010    $  10,010
Accumulated amortization      (6,379)      (5,501)
                           ---------    ---------
                               3,631        4,509
Other (a)                      1,954        2,887
                           ---------    ---------
                           $   5,585    $   7,396
                           =========    =========

      (a) Other includes the unamortized portion of losses on sale-leasebacks, utility deposits and properties held for sale, which are valued at fair value less cost to sell.

4.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      Long term debt and capital lease obligations consists of the following in thousands of dollars:

                                          APRIL 3,     JUNE 28,
                                           2004         2003
                                         ---------    ---------
Senior Notes, 10.0% due May 15, 2008     $ 145,000    $ 145,000
Borrowings under credit agreement           47,252       53,588
Capital lease obligations                      637        1,819
                                         ---------    ---------
                                           192,889      200,407
Less current maturities of long-term
    debt and capital lease obligations      (3,881)      (2,499)
                                         ---------    ---------
                                         $ 189,008    $ 197,908
                                         =========    =========

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

5.    OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following in thousands of dollars:

                                      APRIL 3,   JUNE 28,
                                        2004       2003
                                      --------   --------
Unfavorable leases (a)                $    682   $    831
Reserve for closed schools (b)             543      2,329
Deferred severance (c)                     548        705
Long-term insurance liabilities (d)      7,812      7,536
                                      --------   --------
                                      $  9,585   $ 11,401
                                      ========   ========

      (a) In connection with the acquisitions of La Petite and Bright Start, a liability for unfavorable operating leases was recorded and is being relieved over the average remaining life of the related leases.

      (b) The reserve for closed schools includes the long-term liability related primarily to leases for schools that were closed and are no longer operated by the Company.

      (c) On December 11, 2002, the Company entered into a Separation Agreement with the Company's former Chief Executive Officer and President. The long-term portion of the Company's total contractual obligations pursuant to the Separation Agreement is $0.5 million and $0.7 million as of April 3, 2004 and June 28, 2003, respectively.

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

      Shares subject to mandatory redemption consists of 45,000 shares of Series A 12% mandatorily redeemable preferred stock, $0.01 par value (Series A preferred stock), all of which were issued and outstanding as of April 3, 2004. The original carrying value of the preferred stock of $36.4 million is being accreted to its redemption value of $45.0 million on May 11, 2008. The Series A preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual Series A preferred stock dividend dates are added to the liquidation value. The liquidation value was $84.5 million and $77.2 million as of April 3, 2004 and June 28, 2003, respectively. Accrued dividends were $39.5 million and $32.2 million at April 3, 2004 and June 28, 2003, respectively. The Series A preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The Series A preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

      During the 12 and 40 weeks ended April 3, 2004, the Company recognized $2.5 million and $7.8 million in dividends and accretion on the Series A preferred stock as interest expense, while in the 12 and 40 weeks ended April 5, 2003, the Company recognized a $2.1 million and $6.8 million charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future.

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

      No options were granted during the 40 weeks ended April 3, 2004. If compensation cost for options granted in prior periods had been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," it would not have had a material effect on the Company's results of operations.

9.    RESTRUCTURING CHARGES

      During the third quarter of the 2004 fiscal year, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of reducing the reserves by $0.2 million. These adjustments were principally due to changes in sublease arrangements. In the third quarter of the 2003 fiscal year, the Company recognized restructuring charges of $2.3 million in connection with the closure of ten schools, offset by recoveries of $0.1 million principally due to settlement of lease liabilities for less than the recorded reserves. Included in the restructuring charges for the 2003 fiscal year were non-cash charges of $0.1 million. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements. A summary of the restructuring reserve activity is as follows, in dollars in thousands:

                                                      FISCAL YEAR  FISCAL YEAR
                                                          2004        2003
                                                      -----------  -----------
Balances at June 28, 2003 and June 29, 2002             $  4,466    $  4,598
Provision recorded in first quarter                           57       2,877
Recoveries recorded in first quarter                         (23)     (1,629)
Amount utilized in first quarter                            (877)     (1,725)
                                                        --------    --------
Balance at October 18, 2003 and October 19, 2002           3,623       4,121

Provision recorded in second quarter                         548         639
Recoveries recorded in second quarter                     (1,405)       (211)
Amount utilized in second quarter                           (411)       (639)
                                                        --------    --------
Balance at January 10, 2004 and January 11, 2003           2,355       3,910

Provision recorded in third quarter                            -       2,300
Recoveries recorded in third quarter                        (221)       (114)
Amount utilized in third quarter                            (398)     (1,045)
                                                        --------    --------
Balance at April 3, 2004 and April 5, 2003              $  1,736    $  5,051
                                                        ========    ========

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

The Company operated 644 schools at the end of the third quarter of fiscal year 2004 as compared to 673 schools for the same period of fiscal year 2003. The net decrease of 29 schools is a result of two openings, 28 closures and the reduction of 3 locations due to the combining of operations. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

New educational facilities (new schools), as defined by the Company, are schools opened within the current or previous fiscal year. These schools typically generate operating losses until the schools achieve normalized occupancies. Established educational facilities (established schools), as defined by the Company, are schools that were open prior to the start of the previous fiscal year.

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

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED APRIL 3, 2004 COMPARED TO TWELVE WEEKS ENDED APRIL 5, 2003

The following table sets forth the Company's operating results for the comparative 12 weeks ended April 3, 2004 and April 5, 2003, with amounts presented in thousands of dollars and as percentages of revenue:

                                             12 WEEKS ENDED              12 WEEKS ENDED
                                              APRIL 3, 2004               APRIL 5, 2003
                                        ------------------------     -----------------------
                                                      Percent of                  Percent of
                                         Amount        Revenue         Amount      Revenue
                                        ----------    ----------     ----------   ----------
Revenue                                 $   90,617      100.0%       $   93,546     100.0%

Operating expenses:
   Salaries, wages and benefits             50,342       55.6            49,744      53.2
   Facility lease expense                   10,427       11.5            10,680      11.4
   Depreciation                              1,996        2.2             2,407       2.6
   Restructuring charges (recoveries)         (221)      (0.2)            2,186       2.3
   Provision for doubtful accounts             394        0.4               649       0.7
   Other                                    20,352       22.5            21,968      23.5
                                        ----------       ----        ----------      ----
Total operating expenses                    83,290       91.9            87,634      93.7
                                        ----------       ----        ----------      ----
Operating income                        $    7,327        8.1%       $    5,912       6.3%
                                        ==========       ====        ==========      ====

Operating revenue decreased $2.9 million or 3.1% from the same period last year. This revenue decrease was the result of a reduction in revenue from closed schools of $2.6 million and a $0.8 million decrease at established schools, offset by a $0.5 million increase at new schools. The revenue decrease was principally due to a decline in FTE attendance of 6.3% offset by a 3.5% increase in average weekly FTE tuition rates. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was principally due to school closures and a decline in FTE attendance at established schools, partially offset by increased FTE attendance at new schools. FTE attendance was negatively impacted by the level of governmental funding for childcare assistance programs, which declined or remained unchanged in many areas. The Company expects that the current level of government funding for childcare assistance programs will continue to have a negative impact on FTE attendance in the fourth quarter of the current fiscal year.

Salaries, wages, and benefits increased $0.6 million or 1.2% from the same period last year. As a percentage of revenue, labor costs were 55.6% for the 12 weeks ended April 3, 2004, as compared to 53.2% for the same period in the prior year. The increases in salaries, wages, and benefits include increased labor costs of $0.8 million at established schools, increased labor costs of $0.3 million at new schools, increased field management and corporate administration labor costs of $0.6 million, a $0.2 million increase in bonus costs, and increased benefit costs of $0.3 million, offset by decreased labor costs of $1.6 million at closed schools. A 3.0% increase in average hourly wage rates at established schools was partially offset by a 1.5% decrease in labor hours.

Facility lease expense decreased $0.3 million or 2.4% from the same period last year. The decrease in facility lease expense was mainly due to closed schools, offset by increases in lease payments for facilities with contingent rent provisions.

Depreciation expense decreased $0.4 million or 17.1% from the same period last year. The decrease in depreciation expense was principally due to the reduction in the carrying value of fixed assets as a result of the impairment charge recognized in the fourth quarter of the 2003 fiscal year and the write off the leasehold improvements related to school closures in the 2003 fiscal year.

During the third quarter of the 2004 fiscal year, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of reducing the reserves by $0.2 million. These adjustments were principally due to changes in sublease arrangements. In the third quarter of the 2003 fiscal year, the Company recognized restructuring charges of $2.3 million in connection with the closure of ten schools, offset by recoveries of $0.1 million principally due to settlement of lease liabilities for less than the recorded reserves. Included in the restructuring charges for the 2003 fiscal year were non-cash charges of $0.1 million. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Provision for doubtful accounts decreased $0.3 million or 39.3% from the same period last year. The decrease is principally the result of improved collection efforts over the same period in the prior year.

Other operating costs decreased $1.6 million or 7.4% from the same period last year. Other operating costs include repairs and maintenance, food, insurance, utilities, supplies, real estate taxes, transportation, professional fees, marketing, travel, bank overages and shortages, training, data processing, personnel, recruitment, and other miscellaneous costs. The decrease was due primarily to lower supplies, bank overages and shortages, repairs and maintenance, legal and professional fees, utilities, data processing, transportation, food and other costs, offset by increases in insurance, marketing, travel and training expenses. As a percentage of revenue, other operating costs decreased to 22.5% as compared to 23.5% in the same period in the prior year.

As a result of the foregoing, the Company had operating income of $7.3 million in the third quarter of the 2004 fiscal year as compared to operating income of $5.9 million in the third quarter of the 2003 fiscal year.

Net interest expense increased $2.0 million or 41.0% as compared to the same period last year. The increase was principally due to the $2.5 million impact resulting from the adoption of SFAS No. 150 at the start of the 2004 fiscal year, offset primarily by reduced interest expense resulting from the fair value adjustment to the carrying value of the senior notes becoming fully amortized prior to the 2004 fiscal year. SFAS No. 150 impacts the classification of the Company's Series A preferred stock and requires that accrued dividends and accretion related to these shares be classified as interest expense rather than a charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future.

The provision for income taxes includes a provision for state and local taxes. Included in the provision for the 12 weeks ended April 3, 2004 was a $0.1 million reduction in the estimated accrual for state and local taxes. The effective federal tax rate for the 12 weeks ended April 3, 2004 was 0% due to pretax losses on a year to date basis and the Company's provision of a full valuation allowance against deferred tax assets.

40 WEEKS ENDED APRIL 3, 2004 COMPARED TO 40 WEEKS ENDED APRIL 5, 2003

The following table sets forth the Company's operating results for the comparative 40 weeks ended April 3, 2004 and April 5, 2003, with amounts presented in thousands of dollars and as percentages of revenue:

                                             40 WEEKS ENDED              40 WEEKS ENDED
                                              APRIL 3, 2004               APRIL 5, 2003
                                        ------------------------     -----------------------
                                                      Percent of                  Percent of
                                         Amount        Revenue         Amount      Revenue
                                        ----------    ----------     ----------   ----------
Revenue                                 $  284,228      100.0%       $  297,037     100.0%

Operating expenses:

   Salaries, wages and benefits            159,764       56.2           164,337      55.3
   Facility lease expense                   34,368       12.1            35,273      11.9
   Depreciation                              6,684        2.4             8,084       2.7
   Restructuring charges (recoveries)       (1,044)      (0.4)            3,862       1.3
   Provision for doubtful accounts           1,882        0.7             2,197       0.7
   Other                                    70,109       24.7            80,460      27.1
                                        ----------      -----        ----------     -----
Total operating expenses                   271,763       95.6           294,213      99.0
                                        ----------      -----        ----------     -----

Operating income                        $   12,465        4.4%       $    2,824       1.0%
                                        ==========      =====        ==========     =====

Operating revenue decreased $12.8 million or 4.3% from the same period last year. This revenue decrease was a result of a reduction in revenue from closed schools of $12.8 million, a $1.0 million decrease in established schools and a $0.2 million decrease in other operating revenue offset by a $1.2 million increase at new schools. The revenue decrease was principally due to a decline in FTE attendance of 10.2% offset by a 6.5% increase in average weekly FTE tuition rates. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was principally due to school closures and a decline in FTE attendance at established schools, partially offset by increased FTE attendance at new schools. FTE attendance was negatively impacted by the level of governmental funding for childcare assistance programs, which declined or remained unchanged in many areas. The Company expects that the current level of government funding for childcare assistance programs will continue to have a negative impact on FTE attendance in the fourth quarter of the current fiscal year.

Salaries, wages, and benefits decreased $4.6 million or 2.8% from the same period last year. As a percentage of revenue, labor costs were 56.2% for the 40 weeks ended April 3, 2004, as compared to 55.3% for the same period in the prior year. The decreases in salaries, wages, and benefits include decreased labor costs of $7.4 million at closed schools and decreased benefit costs of $0.8 million, offset by increased field management and corporate administration labor costs of $0.9 million, increased labor costs of $1.3 million at established schools, increased labor costs of $0.5 million at new schools, and a $0.9 million increase in bonus costs. The increase in labor costs at established schools was mainly due to a 3.7% increase in average hourly wage rates offset by a 2.9% decrease in labor hours as compared to the same period in the prior year.

Facility lease expense decreased $0.9 million or 2.6% from the same period last year. The decrease in facility lease expense was mainly due to closed schools, offset by increases in lease payments for facilities with contingent rent provisions and lower rent credits resulting from certain unfavorable lease liabilities becoming fully utilized prior to the end of the third quarter of the 2004 fiscal year.

Depreciation expense decreased $1.4 million or 17.3% from the same period last year. The decrease in depreciation expense was principally due to the reduction in the carrying value of fixed assets as a result of the impairment charge recognized in the fourth quarter of the 2003 fiscal year and the write off the leasehold improvements related to school closures in the 2003 fiscal year.

For the 40 weeks ended April 3, 2004, the Company recognized restructuring charges of $0.5 million, primarily due to repairs and maintenance costs related to closed schools, offset by recoveries of $1.5 million principally due to settlement of lease liabilities for less than the recorded reserves and changes in sublease arrangements. For the 40 weeks ended April 5, 2003, the Company recognized restructuring charges of $5.5 million in connection with the closure of 42 schools, and $0.4 million in connection with the write-down to fair market value of real estate properties held for disposal, offset by recoveries of $2.0 million principally due to settlement of lease liabilities for less than the recorded reserves. Included in the restructuring charges for the 2003 fiscal year were non-cash charges of $1.3 million. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Provision for doubtful accounts decreased $0.3 million or 14.3% from the same period last year. The decrease is principally the result of improved collection efforts over the same period in the prior year.

Other operating costs decreased $10.4 million or 12.9% from the same period last year. Other operating costs include repairs and maintenance, food, insurance, utilities, supplies, real estate taxes, transportation, marketing, professional fees, travel, bank overages and shortages, school activity costs, recruitment, data processing, personnel and other miscellaneous costs. The decrease was due primarily to a $3.1 million decrease in legal and professional fees, a $1.6 million decrease in management meeting costs, a $1.5 million reduction in bank shortages, along with lower transportation, supplies, real estate taxes, utilities, marketing, personnel and food expenses offset by a $ 1.1 million increase in insurance costs, along with higher repair and maintenance and travel costs. As a percentage of revenue, other operating costs decreased to 24.7% as compared to 27.1% in the same period in the prior year.

As a result of the foregoing, the Company had operating income of $12.5 million for the 40 weeks ended April 3, 2004 as compared to operating income of $2.8 million for the 40 weeks ended April 5, 2003.

Net interest expense increased $6.4 million or 38.6% as compared to the same period last year. The increase was principally due to the $7.8 million impact resulting from the adoption of SFAS No. 150 at the start of the 2004 fiscal year, offset primarily by reduced interest expense resulting from the fair value adjustment to the carrying value of the senior notes becoming fully amortized prior to the 2004 fiscal year. SFAS No. 150 impacts the classification of the Company's Series A preferred stock and requires that accrued dividends and accretion related to these shares be classified as interest expense rather than a charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future.

The provision for income taxes includes a provision for state and local taxes. The effective federal tax rate for the 40 weeks ended April 3, 2004 was 0% due to current period pretax losses and the Company's provision of a full valuation allowance against deferred tax assets.

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

The Credit Agreement will terminate on May 11, 2006. Payments due under the amortization schedule for the term loan are $0.3 million in the remainder of fiscal year 2004, $5.5 million in fiscal year 2005, and $27.5 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On April 3, 2004, there was $33.3 million outstanding under the term loan and $14.0 million outstanding under the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount of $5.9 million, and $5.1 million available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments.

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

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to a total of 6,669,734 shares of its Series B convertible preferred stock. LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered and has received warrants to purchase 1,689,607 shares of Parent's class A common stock in connection with such commitment. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.8 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, and 919,963 shares of Series B preferred stock in December 2003 for $2.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in July 2003. Accordingly, at May 17, 2004, the remaining contingent equity commitment from the stockholders of Parent has been reduced to $8.8 million. For further information concerning the Securities Purchase Agreement and the terms of the equity commitment, see
Note 8 to the consolidated financial statements included at Item 8 of the Company's Annual Report on Form 10-K/A for the year ended June 28, 2003.

As of May 17, 2004, LPA beneficially owned 93.8% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and approximately $20.7 million of Series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King, a director of La Petite and Parent, owns a majority of the voting interests of LPA.

Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying financial statements, the Company has a working capital and stockholders' deficit as of April 3, 2004. Over the past three years, there have been repeated instances where the Company was not in compliance with its financial covenants and required multiple equity investments by LPA (see Note 10 to the accompanying condensed consolidated financial statements included in this report) and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included the closure of unprofitable schools, optimization of staff labor, personnel reductions, decreased discretionary expense spending and greater realization of revenue resulting from improved collections on accounts receivable. Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with the remaining $8.8 million of equity commitment, as of April 3, 2004, provided by LPA and certain of the other stockholders of Parent, and the available funds under the Revolving Credit Facility, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

Cash flows provided by operating activities were $1.7 million during the 40 weeks ended April 3, 2004 compared to cash flows used by operating activities of $6.1 million for the 40 weeks ended April 5, 2003. The $7.8 million increase in cash flows provided by operating activities was mainly due to a $4.1 million decrease in net losses, net of non-cash charges and a decrease in working capital amounts of $3.7 million.

Cash flows used for investing activities were $2.6 million during the 40 weeks ended April 3, 2004 as compared to cash flows used of $4.7 million during the 40 weeks ended on April 5, 2003. The $2.1 million decrease in cash flows used for investing activities was due to decreased capital expenditures of $1.1 million and increased proceeds from the sale of assets of $1.0 million.

Cash flows provided by financing activities were $1.4 million during the 40 weeks ended April 3, 2004, compared to cash flows provided by financing activities of $0.8 million during the 40 weeks ended April 5, 2003. The $0.6 million increase in cash flows provided by financing activities was due to a $5.0 million increase in proceeds from the issuance of Series B preferred stock, a $3.1 million increase in revolver borrowings, a $2.9 million increase in bank overdrafts related to the timing of monthly expense payments, and a $0.5 million decrease in deferred financing costs, offset by increased repayment of debt and capital lease obligations of $10.9 million.

Total capital expenditures for the 40 weeks ended April 3, 2004 and April 5, 2003 were $3.6 million and $4.7 million, respectively. The decrease in total capital expenditures was a result of decreased spending on maintenance capital expenditures. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. All of the capital expenditures for the 40 weeks ended April 3, 2004 and April 5, 2003 were maintenance capital expenditures.

In addition to maintenance capital expenditures, the Company expends additional funds to repair and maintain its facilities in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 40 weeks ended April 3, 2004 and April 5, 2003 were $4.6 million and $3.8 million, respectively.

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

For a description of the Company's critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations, Summary of Critical Accounting Policies", included in the Company's Annual Report on Form 10-K/A for the year ended June 28, 2003. There have been no changes to the Company's critical accounting policies during the 40 weeks ended April 3, 2004.

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

      - Operational factors, including the Company's ability to open and profitably operate Schools and the Company's ability to satisfy its obligations and to comply with the covenants contained in the Credit Agreement and the indenture.

      - Demand factors, including general fluctuations in demand for childcare services and seasonal fluctuations.

      - Competitive factors, including: (a) pricing pressures primarily from local nursery schools and childcare centers and other large, national for-profit childcare companies, (b) the hiring and retention of trained and qualified personnel, (c) the ability to maintain well-equipped facilities and (d) any adverse publicity concerning alleged child abuse at the Company's childcare centers or at its Schools.

      - Governmental action including: (a) new laws, regulations and judicial decisions related to state and local regulations and licensing requirements, (b) changes in the Federal assistance and funding of childcare services and (c) changes in the tax laws relating to La Petite's operations.

      - Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board.

      - Changes in costs or expenses, changes in tax rates, the effects of acquisitions, dispositions or other events occurring in connection with evolving business strategies.

      - Management's ability to implement plans designed to improve the Company's operating results, cash flows and financial position and to improve the disclosure controls and procedures of the Company.

No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement will be achieved. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. The Company undertakes no obligation to release publicly any revisions to forward-looking statements as the result of subsequent events or developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness as of April 3, 2004 consists of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $33.3 million and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of up to $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to:
(a) an adjusted London inter-bank offered rate ("LIBOR") not to be less than an amount equal to 2.50% per annum, plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of the administrative agent's published prime rate, a certificate of deposit rate multiplied by the statutory reserve rate, plus the cost of FDIC insurance or the federal funds effective rate plus -1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 4.25% for LIBOR loans and 3.25% for Alternate Base Rate loans as defined in the Credit Agreement. The Senior Notes mature in May 2008 and the Credit Agreement matures in May 2006. Payments due under the amortization schedule for the term loan are $0.3 million in the remainder of fiscal year 2004, $5.5 million in fiscal year 2005, and $27.5 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined).

A 1% increase or decrease in the applicable index rate would result in a corresponding interest expense increase or decrease of $0.5 million per year.

The Company had no derivative instruments at April 3, 2004.

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

As of April 3, 2004, the Company evaluated the effectiveness of the design and operation of its Disclosure Controls pursuant to Rule 15d-15 of the Exchange Act. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO"), the Chief Financial Officer ("CFO"). This evaluation resulted in the identification of certain material weaknesses in the Company's Internal Controls primarily related to: (a) a lack of consistent understanding and compliance with Company's policies and procedures and (b) a lack of segregation of duties.

While the Company is continuing in the process of implementing a more efficient and reliable system of Disclosure Controls, several steps have been already taken to improve its internal controls. The Company has implemented and fully staffed a sales audit function, has increased its internal audit staffing and increased the number of field audits performed, has implemented extensive training of its field personnel in the use of the Company's point of sale (POS) accounting system, has made enhancements to limit field access to changes to certain POS system charges, has centralized certain activities previously performed in the field and has increased the quantity and quality of its accounting personnel. In addition, the Company has instituted interim compensating controls and procedures to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported to its senior management. These interim compensating controls and procedures include, but are not necessarily limited to, (i) communicating a tone from senior management regarding the proper conduct in these matters, (ii) improving accounting policies and procedures, (iii) increasing divisional financial staff accountability to ensure field adherence to financial policies and internal controls and (iv) commencing a comprehensive, team-based process to further assess and enhance the efficiency and effectiveness of the Company's Disclosure Controls, including establishing an informal Disclosure Committee consisting of internal and external professionals with financial, legal and operational expertise.

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

a.    Exhibits required by Item 601 of Regulation S-K:

      31.1  CFO Section 302 certifications.

      31.2  CEO Section 302 certifications.

      32    CEO and CFO Section 906 certifications.

b.    Reports on Form 8-K:

      None.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LPA HOLDING CORP.

Dated: May 17, 2004                          /s/ Neil P. Dyment
                                             -----------------------------------
                                             By: Neil P. Dyment

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

                                             LA PETITE ACADEMY, INC.

Dated: May 17, 2004                          /s/ Neil P. Dyment
                                             -----------------------------------
                                             By: Neil P. Dyment

                                             Chief Financial Officer and duly
                                             authorized representative of the
                                             registrant