Form 10-K
period 2004-07-03
LA PETITE ACADEMY INC; LPA HOLDING CORP
filed 2004-09-27
CIK 901116, 1062774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED JULY 3, 2004

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

                                 Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of April 2, 2004 (the last business day of the most recently completed second fiscal quarter), the market value of the voting and non-voting common equity of LPA Holding Corp. and La Petite Academy, Inc. held by non-affiliates was zero.

As of September 24, 2004, LPA Holding Corp. had outstanding 773,403 shares of Class A Common Stock (par value, $0.01 per share) and 20,000 shares of Class B Common Stock (par value, $0.01 per share). As of September 24, 2004, the additional registrant had the number of outstanding shares, shown on the following table.

ADDITIONAL REGISTRANT

                                                                                      Number of Shares
                            Jurisdiction of      Commission       IRS Employer            of Common
Name                        Incorporation        File Number    Identification No.    Stock Outstanding
----                        ---------------      -----------    ------------------    -----------------
La Petite Academy, Inc.     Delaware             333-56239        43-1243221          100 shares of Common
                                                                                      Stock (par value, $0.01
                                                                                      per share)

LPA HOLDING CORP.

INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I.

Item 1.     Business                                                                                        4

Item 2.     Properties                                                                                     10

Item 3.     Legal Proceedings                                                                              11

Item 4.     Submission of Matters to a Vote of Security Holders                                            11

PART II.

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters and
              Issuer Purchases of Equity Securities                                                        12

Item 6.     Selected Financial Data                                                                        13

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                   15

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                                     26

Item 8.     Financial Statements and Supplementary Data                                                    26

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure                                                                                   50

Item 9A.    Controls and Procedures                                                                        50

PART III.

Item 10.    Directors and Executive Officers of the Registrant                                             52

Item 11.    Executive Compensation                                                                         56

Item 12.    Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters                                                                  58

Item 13.    Certain Relationships and Related Transactions                                                 60

Item 14.    Principal Accountant Fees and Services                                                         61

PART IV.

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K                                63

SIGNATURES                                                                                                 74

PART I.

ITEM 1. BUSINESS

ORGANIZATION

The consolidated financial statements presented herein include LPA Holding Corp. (Parent), and its wholly owned subsidiary, La Petite Academy, Inc. (La Petite), and La Petite's wholly owned subsidiaries: Bright Start Inc. (Bright Start), and LPA Services, Inc. (Services). Parent, consolidated with La Petite, Bright Start and Services, is referred to herein as the "Company".

On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company, and Parent entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). LPA is the direct parent company of Parent and an indirect parent of La Petite.

As of September 24, 2004, LPA beneficially owns 93.8% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and $20.7 million of Series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King, a director of La Petite and Parent, owns a majority of the voting interests of LPA.

BUSINESS DESCRIPTION

La Petite, founded in 1968, is the largest privately held and one of the leading for-profit preschool educational facilities (commonly referred to as Academies) in the United States based on the number of centers operated. The Company provides center-based educational services and childcare to children between the ages of six weeks and 12 years. Management believes the Company differentiates itself through its superior educational programs, which were developed and are regularly enhanced by its curriculum department. The Company's focus on quality educational services allows it to capitalize on the increased awareness of the benefits of premium educational instruction for preschool and elementary school-age children. At its residential and employer-based Academies, the Company utilizes its proprietary Journey(R) curriculum with the intent of maximizing a child's cognitive and social development. The Company also operates Montessori schools that employ the Montessori method of teaching, a classical approach that features the programming of tasks with materials presented in a sequence dictated by each child's capabilities.

As of July 3, 2004, the Company operated 641 schools, including 585 residential Academies, 27 employer-based Academies and 29 Montessori schools located in 36 states and the District of Columbia. For the 52 weeks ended July 3, 2004, the Company had an average attendance of approximately 65,500 full and part-time children.

CURRICULUM

Residential and Employer-Based Academies. La Petite maintains a team of internal early childhood education experts who design curricula and program materials for each developmental age group that La Petite serves.

All of La Petite's programs are developmentally age appropriate, and follow an integrated approach to learning. Each program is based upon thoroughly researched learning objectives, significant teacher training, well-crafted activities and associated assessments, a well-planned and maintained environment, and ongoing parent communication.

Each program provides a balance of teacher-directed and child-directed activities that address both the intellectual and physical developmental needs of young children. Intellectual activities are designed to promote language development, pre-reading, and writing skills as well as cognitive development, problem solving, imagination, and creativity. Physical activities are designed to increase gross and fine motor skills such as dexterity and eye-hand coordination.

For infants and toddlers, activities are planned for a variety of developmental areas such as listening, talking, physical development, and creativity. As infants become toddlers, more activities focus on nurturing their need for independence and practicing fine motor skills that help toddlers learn to feed themselves, walk, and communicate. Some of the many activities included in the infant and toddler curricula are songs, finger plays, art projects, storytelling, and exercises. These activities are designed to build the foundation for social skills such as sharing and getting along with others.

The two-year-old curriculum includes activities that provide guidance and practice in developing all-important social and emotional skills, as well as emerging cognitive skills. Creativity and art continue to be reinforced through drawing. Sample activities include story time, dancing, singing, and gluing.

For preschoolers, typically three and four-year-old children, a new Journey(R) curriculum was developed and will be implemented in all La Petite academies in the fall of 2004. The new Journey(R) curriculum is designed with an increased focus on early-literacy and pre-writing skills. The program incorporates ongoing assessments to demonstrate proof of learning for parents. Learning occurs throughout seven Learning Centers that focus on different skills and areas of development. The Company believes the learning outcomes generated by the Journey(R) curriculum surpass those of any major competitor, many of which have not updated their programs in some time, and only provide curriculum-based activities for a portion of the day. The new Journey(R) curriculum, on the other hand, has incorporated the most recent research in early childhood education, and covers the entire day that children are in La Petite's care.

Pre-kindergartners, typically children that will go to kindergarten the following fall, have their own curriculum designed to ensure that they are ready for more formal schooling at the elementary level. This nine to twelve month program is heavily focused on reading readiness, and also includes math, science, character education, social and emotional development, and physical strength and skills development. An important component of this program is based upon Scholastic's Building Language for Literacy program, which is used in all pre-kindergarten classrooms. Careful assessment via teacher observation and portfolio evaluation provides accountability, and the program's focus on understanding individual children's skills provides the necessary flexibility to tailor lesson planning to each child's needs.

The private kindergarten program provides a balanced educational approach that rivals any school district's program. This program meets or exceeds all applicable state requirements. Scholastic's Kindergarten Place, Handwriting without Tears, AIMS Science Program and Everyday Math along with LPA specific report cards, portfolios, and character education round out this program.

The Kids Station curriculum for school age children, typically children ages five through twelve, consists of ten Fun Stations with appropriate activities in each. Examples of these stations include Study Hall, in which the teacher helps the children complete their homework, the Recreation Station, which offers fun indoor games, and Sports Port, which utilizes outdoor areas for sports and other related activities. In addition to allowing children time to complete their homework, the Kids Station program allows children to develop relationships with other children their own age, and participate in enrichment activities such as arts and crafts and fitness. Most locations also provide transportation to and from local elementary schools.

Montessori Schools. Montessori is a non-traditional method of education where children work and learn in a highly individualized environment. Montessori materials, combined with the Company's certified Montessori instructors, create a learning environment in which children become energized to explore, investigate, and learn. Children work in mixed age-group classrooms with state-of-the-art Montessori materials that have been designed to stimulate each child's interest in reading, mathematics, geography, and science. In addition to the Montessori method, some Montessori schools provide foreign language and computer programs.

ACADEMY NETWORK

The Company operates three types of childcare centers: residential Academies, employer-based Academies and Montessori schools. Academies generally operate year-round, five days-a-week and typically are open from 6:30 AM to 6:30 PM. A child may be enrolled in any of a variety of program schedules from a full-time, five-day-per-week plan to as little as two or three half-days a week. A child attending full-time typically spends approximately nine hours-a-day, five days-per-week, at an Academy. The Kids Station program for children ages five to 12 provides extended childcare before and after the elementary school day and transportation to and from the elementary school.

Academy employees include Academy Directors, Assistant Directors (who are generally teachers), full-time and part-time teachers, temporary and substitute teachers, teachers' aides, and non-teaching staff. On average, there are 15 to 20 employees per Academy. Each Academy is managed by an Academy Director. An Academy Director's responsibilities include management of company policies and procedures, curriculum implementation, the establishment of daily, weekly and monthly operating schedules, staffing, marketing to develop and increase enrollment and control of operating expenses. Personnel involved in operations as Academy Director and above are compensated in part on the basis of the profitability and level of parent and employee satisfaction of each Academy for which they have managerial responsibility.

Academy Directors are supervised by 46 District Managers. District Managers have an average of 12 years of experience with the Company, typically are responsible for 7 to 22 Academies and report to one of six Divisional Vice Presidents. District Managers visit their Academies regularly and are in frequent contact to help make decisions and improvements to program quality and profitability. The Divisional Vice Presidents have an average of 9 years of experience with the Company.

Residential Academies. As of July 3, 2004, the Company operated 585 residential Academies. Residential Academies are typically located in residential, middle income neighborhoods, and are usually one-story, air-conditioned buildings located on three-quarters of an acre to one acre of land. A typical Academy also has an adjacent playground designed to accommodate the full age range of children attending the school. The latest Academy design is approximately 12,800 square feet, built on a site of approximately 1.5 acres, with an operating capacity of approximately 185 children and incorporates a closed classroom concept. The Company continues to improve, modernize and renovate existing residential Academies to improve efficiency and operations, to better compete, to respond to the requests of parents and to support the Journey(R) curriculum.

Residential Academies generally have programs to care for children from toddlers to 12 years old arranged in five age groups. In addition, over half of the Academies offer childcare for infants, as young as six weeks old.
Teacher-student ratios vary depending on state requirements but generally decrease with the older child groups.

Employer-Based Academies. As of July 3, 2004, the Company operated 27 employer-based Academies. These Academies utilize an operating model that is very similar to residential Academies including collecting tuition fees directly from the employee parent. They are, however, opened to support businesses, government, hospitals and universities with large, single-site employee populations. Employer-based Academies are located on the employer's property and the employer sponsors and usually support the Academy with free or reduced rent, utilities and custodial maintenance. Employer-based Academies may be operated on a management fee basis, on a profit and loss basis or a variation of the two. Most employer-based Academies also allow community children to attend as a second priority to the business owner employee's children, which helps to maximize the revenue and profit opportunity at each employer-based Academy.

Montessori Schools. As of July 3, 2004, the Company operated 29 Montessori schools. Montessori schools are typically located in upper-middle income areas and feature brick facades and closed classrooms. The Montessori schools typically have lower staff turnover, and their lead teachers are certified Montessori instructors, many of whom are certified through the Company's internal training program. In addition, unlike students at residential Academies, Montessori students are enrolled for an entire school year, pay tuition monthly in advance and pay higher tuition rates.

SEASONALITY

Historically, the Company's operating revenue has followed the seasonality of a school year, declining during the summer months and the year-end holiday period. The number of new children enrolling at the Academies is generally highest in September-October and January-February; therefore, the Company attempts to concentrate its marketing efforts immediately preceding these high enrollment periods.

NEW ACADEMY DEVELOPMENT

In fiscal 2005, the Company plans to seek out sites for new school locations within existing markets. As part of this expansion, the Company is looking at build-to-suit leases, and is seeking out "turn-key" opportunities from existing local child-care operators or other users whose facilities meet the Company's needs. Management believes it has developed an effective selection process to identify attractive sites through the use of a newly purchased national site selection/demographic software mapping program. In evaluating the suitability of a particular location, the Company performs an extensive financial analysis of the historical performance of all existing schools, which includes consideration of each facility's structural condition, looking for a positive trend within that market. Once this has been established, the Company concentrates on the demographics of its target customer within a two-mile radius of new school locations.

Newly constructed Academies are generally able to open approximately 36 weeks after the real estate contract is signed. Because a location's early performance is critical in establishing its ongoing reputation, the Academy staff is supported with a variety of special programs to help achieve quick enrollment gains and development of a positive reputation. These programs include investment in local marketing prior to the opening.

During fiscal 2004, the Company opened one employer-based Academy, and one residential-based Academy.

TUITION

Academy tuition depends upon a number of factors including, but not limited to, location of an Academy, age of the child, full or part-time attendance, utilization and competition. The Company also provides various tuition discounts primarily consisting of sibling, staff, and Preferred Employer Program. Parents also pay an annual registration fee. Tuition and fees are payable weekly and in advance for most residential and employer-based Academies and monthly and in advance for Montessori schools. Other fees include activity fees for summer activities and supply fees for Pre-Kindergarten and Private Kindergarten programs. Management estimates that state governments subsidize the tuition for approximately 25% of the children under its care.

MARKETING AND ADVERTISING

The Company's advertising plans are multi-faceted and heavily dependent on direct response programs, including consumer and business-to-business direct mail, mass media, and electronic media. Additional training is provided to Academy Directors as plans are rolled out throughout the country, including enhanced phone and tour sales training and tools. An additional emphasis is placed on expanding corporate partner relationships and growing the Preferred Employer Program, not necessarily through new companies, but through additional enrollment from currently participating corporations. The Preferred Employer Program allows the Company to build quality relationships with large corporations by providing preferred pricing for their employees who enroll their children at the Company's Academies.

The WOW! program, which began its launch in January 2003, continues to provide clear and tangible facility expectations for Academy Directors, with accountability on the District Manager level. The purpose of this program is to insure that the Academies appearance and program execution is consistent throughout the system. The five sections of the WOW! Program provide Academy Directors with a clear set of minimum facility expectations, an overview, and Q & A for each section. The WOW! Assessments are now a component of the regularly conducted academy operations reviews, and will be updated as new programs are introduced.

An internal launch of the new Journey(R) program for preschoolers commenced in April. The focus of the early phase of this launch was to "educate and motivate" the Academy employees and Field Management team so that they, in turn, will share their enthusiasm with current and prospective parents. In addition, along with the New Journey(R) Preschool launch, a Transition process was introduced to assist Academy Directors in re-selling to current two year old parents as they prepare their child for a successful transition to preschool.

The Parent Advisory Liaison continues in many Academies across the system and encourages increased parent participation and loyalty, forms partnerships between staff and parents, and creates a forum for the exchange of ideas between staff and parents for the benefit of children. To further encourage retention, the La Petite Academy Service Guarantee was implemented in July 2002. This guarantee simply states: (i) the Company's education professionals are committed to exceeding the customer's expectations and (ii) for the Company's newly enrolled customers, after 90 days, if the Company does not meet their expectations, the Company will guarantee to refund the customer's last registration fee.

The VIP Referral Program continues to be highly successful in driving new enrollments into the Academies. Through this program, current customers who refer new customers are rewarded, and the new customer receives a discount for enrolling.

INFORMATION SYSTEMS

The Company's financial and management-reporting systems are connected through a Virtual Private Network (VPN) that connects all Academies, field management and Support Center employees. Through the use of the Company's point of sale software product, called ADMIN, and the implementation of the VPN, information such as financial reporting, enrollments, pricing, labor, receivables, and attendance are available at all levels of the organization.

The Company continues to review its management information systems to ensure the issuance of meaningful, specific performance measures, and the production of timely and accurate operating and financial information.

In July 2003 the Company hired a new Chief Information Officer. Previously this function had been outsourced. This change resulted in significant cost savings and a stronger alignment with the Company's business direction. Over 500 schools were placed on broadband connections, which both improved the speed and performance of transferring and accessing information and provided greater security for school computers and data. A number of improvements were made to harden the Company's computing environment and reduce business continuity risks. In addition, enhancements were made to ADMIN to improve cash and transaction controls.

COMPETITION

The United States preschool education and childcare industry is highly fragmented and competitive. The Company's competition consists principally of local nursery schools and childcare centers, some of which are non-profit (including religious-affiliated centers), providers of services that operate out of their homes and other for-profit companies, which may operate a number of centers. Local nursery schools and childcare centers generally charge less for their services. Many religious-affiliated and other non-profit childcare centers have no or lower rental costs than the Company, may receive donations or other funding to cover operating expenses and may utilize volunteers for staffing. Consequently, tuition rates at these facilities are commonly lower than the Company's rates. Additionally, fees for home-based care are normally lower than fees for center-based care because providers of home care are not always required to satisfy the same health, safety or operational regulations as the Company's Academies. The competition also consists of other large, national, for-profit childcare companies that may have more aggressive tuition discounting and other pricing policies than La Petite. The Company competes principally by offering trained and qualified personnel, professionally planned educational and recreational programs that emphasize the individual development of the child, well-equipped facilities and additional services such as transportation.

REGULATION AND GOVERNMENTAL INVOLVEMENT

Childcare centers are subject to numerous state and local regulations and licensing requirements, and the Company has policies and procedures in place in order to comply with such regulations and requirements. Although state and local regulations vary from jurisdiction to jurisdiction, government agencies generally review the ratio of staff to enrolled children, the safety, fitness and adequacy of the buildings and equipment, the dietary program, the daily curriculum, staff training, record keeping, transportation policies and compliance with health and safety standards. In certain jurisdictions, regulations have been enacted or are being considered which establish requirements for employee background checks or other clearance procedures for new employees of childcare centers or vehicle operators. In most jurisdictions, governmental agencies conduct scheduled and unscheduled inspections of childcare centers, and licenses must be renewed periodically. Failure by an Academy to comply with applicable regulations can subject it to state sanctions, which might include the Academy being placed on probation or, in more serious cases, suspension or revocation of the Academy's license to operate and could also lead to sanctions against other Academies located in the same jurisdiction. In addition, this type of action could result in reputational damage extending beyond that jurisdiction.

Management believes the Company is in compliance with all applicable regulations and licensing requirements. However, there is no assurance that a licensing authority will not determine a particular Academy to be in violation of applicable regulations and take action against that Academy. In addition, there may be changes in regulations and licensing requirements, such as changes in the required ratio of staff personnel to enrolled children that could have a material adverse effect on the Company's operations.

Certain tax incentives exist for childcare programs. Section 21 of the Internal Revenue Code provides a federal income tax credit ranging from 20% to 35% of certain childcare expenses for "qualifying individuals" (as defined in the Code). The fees paid to the Company for childcare services by eligible taxpayers qualify for the tax credit, subject to the limitations of Section 21 of the Code.

Various state and federal programs provide childcare assistance to low-income families. These programs are generally administered through state and local agencies. Management estimates approximately 25% of operating revenue is generated from such federal and state programs. Although no federal license is required at this time, there are minimum standards that must be met to qualify for participation in certain federal subsidy programs. Many states utilize tiered reimbursement programs. These programs typically have quality tiers that allow higher reimbursement for low-income programs that meet the highest quality standards.

Government, at both the federal and state levels, is involved in actively expanding the quality and availability of childcare services. Federal support is delivered at the state level through government-operated educational and financial assistance programs. Childcare services offered directly by states include training for childcare providers and resource and referral systems for parents seeking childcare. In addition, the state of Georgia has an extensive Government-funded private sector preschool program in which the Company participates. Other states are evaluating preschool programs based upon the Georgia model.

In September of 1998, the National Highway Transportation Safety Administration (NHTSA) issued interpretative letters that modified its interpretation of regulations governing the sale by automobile dealers of vehicles intended to be used for the transportation of children to and from school. These letters indicate that dealers may no longer sell fifteen-passenger vans for this use, and that any vehicle designed to transport eleven persons or more must meet federal school bus standards if it is likely to be "used significantly" to transport children to and from school or school-related events. The Company currently maintains a fleet of approximately 1,198 fifteen-passenger vans and 140 school buses for use in transportation of children which management believes are safe and effective vehicles for that purpose. The Company's current fleet meets all necessary federal, state, and local safety requirements. In accordance with the NHTSA requirements, all new fleet additions or replacements must meet school bus standards.

COMPLIANCE WITH ENVIRONMENTAL PROTECTION PROVISIONS

Compliance with federal, state and local laws and regulations governing pollution and protection of the environment is not expected to have any material effect upon the financial condition or results of operations of the Company.

TRADEMARKS

A federally registered trademark in the United States is effective for ten years subject only to a required filing and the continued use of the mark by the registrant. A federally registered trademark provides the presumption of ownership of the mark by the registrant in connection with its goods or services and constitutes constructive notice throughout the United States of such ownership. The Company has various registered trademarks and servicemarks covering the name La Petite Academy, its logos, and a number of other names, slogans and designs, including, but not limited to: La Petite Journey(R), Parent's Partner, SuperStars and Montessori Unlimited(R). Management believes that the Company name and logos are important to its operations and intends to continue to renew the registration thereof.

INSURANCE AND CLAIMS ADMINISTRATION

The Company maintains an insurance program covering comprehensive general liability, automotive liability, workers' compensation, property and casualty, crime and directors and officers liability insurance. The policies provide for a variety of coverage, are subject to various limits, and include substantial deductibles or self-insured retention levels. The Company believes its insurance program is appropriate given the nature of its business and its claims history. However, claims may be asserted which fall outside of, or are in excess of the limits of, the Company's insurance, the effect of which could have a material adverse effect on the Company.

EMPLOYEES

As of July 3, 2004, the Company employed approximately 12,000 employees. The Company's employees are not represented by any organized labor unions or employee organizations and management believes relations with employees are good.

ITEM 2. PROPERTIES

As of July 3, 2004, the Company operated 641 Academies, 561 of which were leased under operating leases, 68 of which were owned and 12 of which were operated in employer-owned centers. Most of these Academy leases have 15-year terms, some have 20-year terms, many have renewal options, and most require the Company to pay utilities, maintenance, insurance and property taxes. In addition, some of the leases provide for contingent rentals, if the Academy's operating revenue exceeds certain base levels. The Company also leases administrative office space in the cities of Chicago, Illinois, Overland Park, Kansas, Charlotte, North Carolina, and Burbank, California.

Because of different licensing requirements and design features, Academies vary in size and licensed capacity. Academies typically contain 5,400 to 9,500 square feet in a one-story, air-conditioned building located on three-quarters of an acre to one acre of land. Each Academy has an adjacent playground designed to accommodate the full age range of children attending the Academy. Licensed capacity for the same size building varies from state to state.

The following table summarizes Academy openings and closings for the indicated periods.

FISCAL YEAR                    2004    2003    2002    2001    2000
-----------                   -----   ------  ------  ------  ------
Academies:
Open at Beginning of Period      648     715     734     752     743
Opened During Period               2       6       8       6      59
Closed During Period              (9)    (73)    (27)    (24)    (50)
                              ------  ------  ------  ------  ------
Open at End of Period            641     648     715     734     752
                              ======  ======  ======  ======  ======

During the 2004 fiscal year, the Company opened one Journey-based Academy and one employer-based Academy. During that same period, the Company closed nine schools. Three of the closures were due to the combining of operations and the remaining closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

The following table shows the number of locations operated by the Company as of July 3, 2004:

Alabama          (13)      Indiana          (13)      Nevada             (13)      Tennessee         (24)
Arizona          (24)      Iowa             (5)       New Jersey         (2)       Texas             (98)
Arkansas         (4)       Kansas           (19)      New Mexico         (16)      Utah              (4)
California       (49)      Kentucky         (4)       New York           (1)       Virginia          (34)
Colorado         (18)      Louisiana        (1)       North Carolina     (24)      Washington, DC    (1)
Connecticut      (1)       Maryland         (15)      Ohio               (17)      Washington        (14)
Delaware         (1)       Minnesota        (5)       Oklahoma           (21)      Wisconsin         (14)
Florida          (77)      Mississippi      (2)       Oregon             (5)
Georgia          (32)      Missouri         (23)      Pennsylvania       (5)
Illinois         (19)      Nebraska         (8)       South Carolina     (15)

The leases have initial terms expiring as follows:

YEARS INITIAL LEASE TERMS EXPIRE    NUMBER OF ACADEMIES
2005                                                91
2006                                               100
2007                                               109
2008                                                84
2009                                                77
2010 and later                                     100
                                          ------------
                                                   561
                                          ------------

At July 3, 2004, the Company leased 561 Academies from approximately 276 lessors. The Company has generally been successful when it has sought to renew expiring Academy leases.

ITEM 3. LEGAL PROCEEDINGS

The Company has litigation pending which arose in the ordinary course of its business. In management's opinion, no litigation in which the Company currently is involved will result in liabilities that will have a material adverse effect on its financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Parent is not publicly traded. As of September 24, 2004, LPA owned 66.0% of the Parent's outstanding common stock, Vestar/LPT Limited Partnership owned 2.7%, management owned 1.2% and former management owned 30.1%.

No cash dividends were declared or paid on the Parent's common stock during the 2004 and 2003 fiscal years. The Company's 10% Series B Senior Notes due 2008 (Senior Notes) and preferred stock (see Note 4 and Note 8 to the consolidated financial statements) contain certain covenants that, among other things, do not permit Parent to pay cash dividends on its common or preferred stock now or in the immediate future.

As of September 24, 2004, there were 14 holders of record of Parent's common stock.

Note 11 of the consolidated financial statements contains a description of the stock based compensation plans of Parent, including the number of securities available for future issuance under such plans and whether such plans were approved by Parent's security holders.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to 6,669,734 shares of its Series B convertible preferred stock. In accordance with such commitment, during fiscal 2004, LPA, as one of the Electing Stockholders, purchased 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, and 919,963 shares of Series B preferred stock in December 2003 for $2.0 million. Each of the foregoing transactions was exempt from the registration requirements of the Securities Act of 1933 pursuant to
Section 4(2) thereunder, as transactions not involving any public offering. In each of such transactions, no general solicitation was made, the securities sold are subject to transfer restrictions, and the certificates evidencing such securities contains an appropriate legend stating such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. No underwriters were involved in connection with any of these sales of Parent's equity securities.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS OF DOLLARS)

The following selected financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the other financial information included elsewhere in this annual report on Form 10-K. The Company's fiscal year ends on the Saturday closest to June 30. The fiscal year ended July 3, 2004 contained 53 weeks.

                                                 53 WEEKS      52 WEEKS      52 WEEKS      52 WEEKS      52 WEEKS
                                                   ENDED        ENDED         ENDED          ENDED         ENDED
                                                  JULY 3,      JUNE 28,      JUNE 29,      JUNE 30,       JULY 1,
                                                  2004 (a)       2003          2002        2001 (a)        2000
INCOME STATEMENT DATA

Revenue                                          $ 383,491     $ 390,165     $ 391,205     $ 384,924     $ 371,265

Operating expenses, exclusive of restructuring
    charges and asset impairments                  362,199       376,520       388,871       374,051       359,382
    Restructuring charges (recoveries) (b)            (864)        4,908         3,208         2,455         7,705
    Asset impairments (c)                              692         3,057        57,436             0             0
                                                 ---------     ---------     ---------     ---------     ---------
Total operating expenses                           362,027       384,485       449,515       376,506       367,087
                                                 ---------     ---------     ---------     ---------     ---------
Operating (loss) income                             21,464         5,680       (58,310)        8,418         4,178
Interest expense (d)                                30,354        21,509        21,902        20,487        20,880
Interest income                                        (43)         (127)         (204)          (85)         (163)
                                                 ---------     ---------     ---------     ---------     ---------
Loss before income taxes                            (8,847)      (15,702)      (80,008)      (11,984)      (16,539)
Provision (benefit) for income
    taxes                                               66           246        (3,236)       16,204        (5,453)
                                                 ---------     ---------     ---------     ---------     ---------
Net loss                                            (8,913)      (15,948)      (76,772)      (28,188)      (11,086)

Other comprehensive income (loss):
    Derivative adjustments, net                                                                  492
    Amounts reclassified into operations               (86)          (86)          (85)         (161)
                                                 ---------     ---------     ---------     ---------     ---------
Comprehensive loss                               $  (8,999)    $ (16,034)    $ (76,857)    $ (27,857)    $ (11,086)
                                                 =========     =========     =========     =========     =========

BALANCE SHEET DATA (AT END OF PERIOD)

Total assets                                     $  75,862     $  78,089     $  91,568     $ 148,665     $ 165,935
Total long-term debt and capital lease             184,731       197,908       196,963       193,211       182,319
    obligations

Preferred stock                                    102,613        86,117        75,649        52,623        45,833
Stockholders' deficit                             (279,417)     (269,411)     (243,654)     (158,771)     (124,123)
OTHER DATA
Cash flows from operating activities                10,377          (120)        4,401         3,450         3,464
Cash flows from investing activities                (7,372)       (4,107)       (8,791)      (14,313)       (7,828)
Cash flows from financing activities                (5,540)       (2,339)       15,068        12,269         3,800
Depreciation and amortization                        8,776        10,372        14,664        14,966        16,179
Capital expenditures                                 8,373         5,594         9,629        14,502        20,899
Proceeds from sale of assets                         1,001         1,487           838           189        23,432
Ratio of earnings to fixed charges (e)                  (e)           (e)           (e)           (e)           (e)
Academies at end of period                             641           648           715           734           752
FTE utilization during the period (f)                   61%           62%           63%           63%           63%

a) On April 18, 2001, the Company changed its fiscal year end from the 52 or 53-week period ending on the first Saturday in July to the 52 or 53-week period ending on the Saturday closest to June 30. The fiscal year ended July 3, 2004 contains 53 weeks.

b) Restructuring charges resulted from management's decision to close certain Academies where conditions no longer support an economically viable operation and to restructure its operating management to better serve the remaining Academies. These charges consist principally of the present value of rent (net of anticipated sublease income), real estate taxes, common area maintenance charges, and utilities, the write-off of goodwill associated with closed Academies, and the write-down of fixed assets to fair market value. Recoveries are principally due to settlement of lease liabilities for less than the recorded reserves. See Note 12 to the consolidated financial statements included in Item 8 of this report for further discussion.

c) During fiscal years 2004 and 2003, the Company identified conditions, including a projected current year operating loss as well as negative cash flows in certain of the Company's schools, as indications that the carrying amount of certain long-lived assets may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of long-lived assets at these schools using a cash flow projection based on the remaining useful lives of the assets. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets at certain of these schools. As a result, the Company recognized impairment losses of $0.7 million and $3.1 million related to property and equipment in fiscal 2004 and 2003, respectively. During fiscal year 2002, the Company recognized asset impairment losses of $57.4 million, of which $52.3 million related to goodwill and $5.1 million related to property and equipment.

d) Interest expense includes $10.5 million in dividends and accretion for fiscal year 2004 as a result of the company's adoption of SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (See Note 8 to the consolidated financial statements included at Item 8 of this report). Interest expense also includes $1.1 million $1.2 million, $1.0 million, $1.1 million, and $1.1 million of amortization of deferred financing costs for fiscal years 2004, 2003, 2002, 2001, and 2000, respectively.

e) For purposes of determining the ratio of earnings to fixed charges, earnings are defined as income before income taxes and extraordinary items, plus fixed charges. Fixed charges consists of interest expense on all indebtedness, amortization of deferred financing costs, and one-third of rental expense on operating leases representing that portion of rental expense that the Company deemed to be attributable to interest. For the 53 weeks ended July 3, 2004 and the 52 weeks ended June 28, 2003, June 29, 2002, June 30, 2001, and July 1, 2000, earnings were inadequate to cover fixed charges by $8.8 million, $15.7 million, $80.0 million, $12.0 million, and $16.5 million, respectively.

f) FTE Utilization is the ratio of full-time equivalent (FTE) students to the total operating capacity for all of the Company's Academies. FTE attendance is not a measure of the absolute number of students attending the Company's Academies; rather, it is an approximation of the full-time equivalent number of students based on Company estimates and weighted averages. For example, a student attending full-time is equivalent to one FTE, while a student attending one-half of each day is equivalent to 0.5 FTE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included in Item 8 of this report.

The Company utilizes a 52 or 53-week fiscal year ending on the Saturday closest to June 30. The tables below present the results of the 53 weeks ended July 3, 2004, the results of the 52 weeks ended June 28, 2003, and the results of the 52 weeks ended June 29, 2002 (herein referred to as the 2004 year, the 2003 year, and the 2002 year).

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

OVERVIEW

La Petite is the largest privately held and one of the leading for-profit preschool educational facilities in the United States based on the number of centers operated. The Company provides center-based educational services and childcare to children between the ages of six weeks and 12 years. The Company also operates Montessori schools that employ the Montessori method of teaching, a classical approach that features the programming of tasks with materials presented in a sequence dictated by each child's capabilities.

The majority of the Company's revenue comes from the tuition and fees that it charges for attendance at its Academies. Academy tuition depends upon a number of factors including, but not limited to, location of an Academy, age of the child, full or part-time attendance, utilization and competition. The Company also provides various tuition discounts primarily consisting of sibling, staff, and Preferred Employer Program. Parents also pay an annual registration fee. Tuition and fees are payable weekly and in advance for most residential and employer-based Academies and monthly and in advance for Montessori schools. Other fees include activity fees for summer activities and supply fees for Pre-Kindergarten and Private Kindergarten programs. Management estimates that state governments subsidize the tuition for approximately 25% of the children under its care.

Historically, operating revenue has followed the seasonality of the school year. The number of new children attending the Company's schools is highest in September-October and January-February, generally referred to as the fall and winter enrollment periods. Revenues tend to decline during the calendar year-end holiday period and during the summer.

Operating expenses consist of both direct costs associated with the operation of our schools and administrative costs associated with the operation of our field and corporate support centers. Direct labor costs at our schools represent the largest component of operating expenses. Management has focused on improving labor productivity and has implemented a labor scheduling tool to assist our school directors in this area. As a result of these efforts, labor hours at our established schools, excluding the 53rd week, decreased slightly in the 2004 year as compared to the prior year. Facility lease expense is the second largest component of operating expenses. Most of the Company's school locations are leased under operating leases, generally with 15 year terms. Many leases have renewal options and some provide for contingent rentals if the Academy's operating revenue exceeds certain base levels. The Company has experienced increases in lease costs, principally due to market rate increases, increases in lease payments for facilities with contingent rent provisions and in some cases, increases resulting from negotiated landlord funded capital improvements. Other significant operating costs include repairs and maintenance, food, insurance, utilities, supplies, depreciation and real estate taxes.

2004 COMPARED TO 2003 RESULTS IN THOUSANDS OF DOLLARS

                                           53 WEEKS ENDED            52 WEEKS ENDED
                                            JULY 3, 2004             JUNE 28, 2003
                                        ---------------------    ---------------------
                                                    Percent of               Percent of
                                         Amount      Revenue      Amount      Revenue
                                        ---------   ---------    ---------   ---------
Revenue                                 $ 383,491       100.0%   $ 390,165       100.0%

Operating expenses:
   Salaries, wages and benefits           214,844        56.0      214,414        55.0
   Facility lease expense                  44,924        11.7       45,652        11.7
   Depreciation                             8,776         2.3       10,372         2.7
   Restructuring charges (recoveries)        (864)       (0.2)       4,908         1.3
   Asset impairments                          692         0.2        3,057         0.8
   Provision for doubtful accounts          2,490         0.6        2,802         0.7
   Other                                   91,165        23.8      103,280        26.5
                                        ---------   ---------    ---------   ---------
Total operating expenses                  362,027        94.4      384,485        98.5
                                        ---------   ---------    ---------   ---------
Operating income                        $  21,464         5.6%   $   5,680         1.5%
                                        =========   =========    =========   =========

The Company operated 641 schools at the end of the 2004 year as compared to 648 at the end of the 2003 year. The net decrease of 7 schools is a result of 2 openings and 9 closures, 3 of which were due to the combining of these operations with other school locations. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

Operating revenue. Operating revenue decreased $6.7 million or 1.7% during the 2004 year as compared to the 2003 year. Excluding the 53rd week from the 2004 year, operating revenue would have decreased $13.7 million, or 3.5%, from the 2003 year to $376.5 million. The operating revenue decrease consists of a $15.1 million reduction in operating revenue at closed schools offset by a $6.8 million increase at established schools, and a $1.6 million increase at new schools. The revenue increase at established schools was the result of selective price increases that were put into place based on geographic market conditions and class capacity utilization. This increase was partially offset by decreased FTE attendance. FTE attendance in the 2004 year was negatively impacted by the level of governmental funding for childcare assistance programs, which declined or remained unchanged in many areas. The Company expects that the current level of government funding for childcare assistance programs will continue to have a negative impact on FTE attendance into the first half of the 2005 year.

Salaries, wages and benefits. Salaries, wages and benefits increased $0.4 million or 0.2% during the 2004 year as compared to the 2003 year. Excluding the 53rd week from the 2004 year, salaries would have decreased $3.6 million, or 1.7%, from the 2003 year to $210.8 million. As a percentage of revenue, labor costs were 56.0% for the 2004 year as compared to 55.0% for the 2003 year. The increase in salaries, wages and benefits includes increased field management and corporate administration labor costs of $1.9 million, increased labor costs of $5.7 million at established schools, increased labor costs of $0.8 million at new schools, and a $1.0 million increase in bonus costs offset by reduced labor costs of $8.9 million at closed schools and decreased benefit costs of $0.2 million. Excluding the impact of the 53rd week, labor costs at established schools would have increased $2.3 million or 1.3%. The increase in labor costs at established schools, excluding the impact of the 53rd week was mainly due to a 1.3% increase in average hourly wage rates offset by a 0.2% decrease in labor hours as compared to the same period in the prior year.

Facility lease expense. Facility lease expense decreased $0.7 million or 1.6% during the 2004 year as compared to the 2003 year. The decrease in facility lease expense was mainly due to closed schools, offset by increases in lease payments for facilities with contingent rent provisions, increases due to lease renewals, and lower rent credits resulting from certain unfavorable lease liabilities becoming fully utilized prior to the end of the 2004 year.

Depreciation and amortization. Depreciation expense decreased $1.6 million or 15.4% during the 2004 year as compared to the 2003 year. The decrease in depreciation expense was principally due to the reduction in the carrying value of fixed assets as a result of the impairment charge recognized in the fourth quarter of the 2003 fiscal year and the write off the leasehold improvements related to school closures in the 2003 fiscal year.

Restructuring charges (recoveries). In the 2004 year, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of reducing the reserves by $0.9 million. These adjustments included restructuring charges of $0.5 million, primarily due to repairs and maintenance costs related to closed schools, offset by recoveries of $1.5 million principally due to settlement of lease liabilities related to previously closed schools. In the 2004 year, the Company also recognized restructuring charges of $0.1 million in connection with the closure of 6 schools. In the 2003 year, the Company recognized restructuring charges of $7.4 million in connection with the closure of 73 schools and $0.4 million in connection with the write-down to fair market value of real estate properties held for disposal, offset by recoveries of $2.9 million principally due to settlement of lease liabilities related to previously closed schools. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Asset impairments. During fiscal years 2004 and 2003, the Company identified conditions, including a projected current year operating loss as well as negative cash flows in certain of the Company's schools, as indications that the carrying amount of certain long-lived assets may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of long-lived assets at these schools using a cash flow projection based on the remaining useful lives of the assets. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets at certain of these schools. As a result, the Company recognized impairment losses of $0.7 million and $3.1 million related to property and equipment in fiscal 2004 and 2003, respectively.

Provision for doubtful accounts. The provision for doubtful accounts decreased $0.3 million or 11.1% during the 2004 year as compared to the 2003 year. The decrease in the provision for doubtful accounts is principally the result of improved collection efforts over the prior year.

Other operating costs. Other operating costs decreased $12.1 million or 11.7% during the 2004 year as compared to the 2003 year. Other operating costs include repairs and maintenance, food, insurance, utilities, supplies, real estate taxes, transportation, marketing, professional fees, travel, bank overages and shortages, school activity costs, recruitment, data processing, personnel and other miscellaneous costs. The decrease was due primarily to a $2.6 million decrease in legal and professional fees, a $1.7 million reduction in bank shortages, a $1.4 million decrease in management meeting costs, a $ 1.4 million decrease in insurance costs, a $1.3 million reduction in supplies, a $1.0 million reduction in real estate taxes, along with lower food expenses, transportation, personnel and utilities, offset by a $0.5 million increase in travel costs. As a percentage of revenue, other operating costs decreased to 23.8% in the 2004 year as compared to 26.5% in the 2003 year.

Operating income. As a result of the foregoing, operating income was $21.5 million for the 2004 year as compared to $5.7 million for the 2003 year.

Interest expense. Net interest expense increased $8.9 million or 41.8% during the 2004 year as compared to the 2003 year. The increase was principally due to the $10.5 million impact resulting from the adoption of SFAS No. 150 at the start of the 2004 fiscal year, offset primarily by reduced interest expense resulting from the fair value adjustment to the carrying value of the Senior Notes becoming fully amortized prior to the 2004 fiscal year and by lower debt fees. SFAS No. 150 impacts the classification of the Company's Series A preferred stock and requires that accrued dividends and accretion related to these shares be classified as interest expense rather than a charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future.

Income tax rate. Income tax expense was $0.1 million in the 2004 year, as compared to $0.2 million in the 2003 year. The effective tax rate was 0% in the 2004 and 2003 years due to the loss before income taxes in both years and the Company's provision of a full valuation allowance against deferred tax assets created in the 2004 and 2003 years.

2003 COMPARED TO 2002 RESULTS IN THOUSANDS OF DOLLARS

                                         52 WEEKS ENDED          52 WEEKS ENDED
                                         JUNE 28, 2003            JUNE 29, 2002
                                     ---------------------    ---------------------
                                                 Percent of               Percent of
                                       Amount     Revenue       Amount     Revenue
                                     ---------   ---------    ---------   ----------
Revenue                              $ 390,165       100.0%   $ 391,205       100.0%

Operating expenses:
   Salaries, wages and benefits        214,414        55.0      215,572        55.1
   Facility lease expense               45,652        11.7       45,554        11.6
   Depreciation and amortization        10,372         2.7       14,664         3.7
   Restructuring charges                 4,908         1.3        3,208         0.8
   Asset impairments                     3,057         0.8       57,436        14.7
   Provision for doubtful accounts       2,802         0.7        2,951         0.8
   Other                               103,280        26.5      110,130        28.2
                                     ---------   ---------    ---------   ---------
Total operating expenses               384,485        98.5      449,515       114.9
                                     ---------   ---------    ---------   ---------
Operating income (loss)              $   5,680         1.5%   $ (58,310)      -14.9%
                                     =========   =========    =========   =========

During the 2003 year, the Company opened 6 new schools and closed 73 schools. As a result, the Company operated 648 schools on June 28, 2003. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

Operating revenue. Operating revenue decreased $1.0 million or 0.3% during the 2003 year as compared to the 2002 year. The operating revenue decrease is the result of a $16.6 million reduction in operating revenue at closed schools offset by a $12.9 million increase at established schools, a $2.4 million increase at new schools and a $0.3 million increase in other revenue. Tuition revenue at established schools increased 2.7% during the 2003 year as compared to the 2002 year. The increase in tuition revenue reflects an increase in the average weekly FTE tuition rates of 5.4% offset by a decrease in full time equivalent (FTE) attendance of 2.7%.

The increase in average weekly FTE tuition rates was principally due to selective price increases, which were put into place in September 2001 and September 2002, based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was principally due to school closures and a decline in FTE attendance at established schools, partially offset by increased FTE attendance at new schools.

Salaries, wages and benefits. Salaries, wages and benefits decreased $1.2 million or 0.5% during the 2003 year as compared to the 2002 year. As a percentage of revenue, labor costs were 55.0% for the 2003 year as compared to 55.1% for the 2002 year. The decrease in salaries, wages and benefits includes reduced labor costs at closed schools of $9.3 million, and reduced bonus costs of $0.6 million offset by increased labor costs at established schools of $5.3 million, increased labor costs at new schools of $1.3 million, increased field management and corporate administration labor costs of $0.1 million, and increased benefit costs of $2.0 million. The increase in labor costs at established schools was mainly due to a 5.0% increase in average hourly wage rates offset by a 1.9% decrease in labor hours. New schools experience higher labor costs relative to revenue as compared to the established schools.

Facility lease expense. Facility lease expense increased $0.1 million or 0.2% during the 2003 year as compared to the 2002 year. The increase in facility lease expense was mainly due to lower rent credits in the 2003 year resulting from certain unfavorable lease liabilities becoming fully amortized prior to the end of the third quarter of the 2003 year offset by reductions in lease payments for facilities with contingent rent provisions and lease payments for closed schools.

Depreciation and amortization. Depreciation expense decreased $4.3 million or 29.3% during the 2003 year as compared to the 2002 year. The decrease in depreciation and amortization principally resulted from the reduction in carrying value of long-lived assets, including goodwill, as a result of the impairment losses recognized in the fourth quarter of the 2002 year.

Restructuring charges. The Company recognized restructuring charges of $7.4 million in the 2003 year in connection with the closure of 73 schools and $0.4 million in connection with the write-down to fair market value of real estate properties held for disposal, offset by recoveries of $2.9 million principally due to settlement of lease liabilities for less than the recorded reserves. In the 2002 year, the Company recognized a restructuring charge of $3.2 million in connection with the closure of seven Academies and one divisional office. The restructuring charges related to the school closures consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, common area maintenance charges, and utilities, along with the write-off of fixed assets.

Asset impairments. During fiscal year 2003, the Company identified conditions, including a projected current year operating loss as well as negative cash flows in certain of the Company's schools, as indications that the carrying amount of certain long-lived assets may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of long-lived assets at these schools using a cash flow projection based on the remaining useful lives of the assets. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets at certain of these schools. As a result, the Company recognized impairment losses of $3.1 million related to property and equipment in the 2003 year. During fiscal year 2002, the Company recognized impairment losses of $57.4 million. The Company identified conditions, including a projected current year consolidated operating loss as well as negative cash flows in certain of the Company's regional and divisional operations, as indications that the carrying amount of certain long-lived assets, primarily goodwill, may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of those long-lived assets using a cash flow projection based on the remaining useful life. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets. In addition, the Company evaluated the enterprise value of its remaining goodwill in accordance with Accounting Principles Board Opinion No. 17 and determined that the goodwill was fully impaired. As a result, the Company recognized impairment losses of $57.4 million related to the long-lived assets, of which $52.3 million related to goodwill and $5.1 million related to property and equipment in the 2002 year.

Provision for doubtful accounts. The provision for doubtful accounts decreased $0.1 million or 5.0% during the 2003 year as compared to the 2002 year. The decrease in the provision for doubtful accounts is principally the result of improved collection efforts over the prior year.

Other operating costs. Other operating costs decreased $6.9 million or 6.2% during the 2003 year as compared to the 2002 year. Other operating costs include repairs and maintenance, utilities, insurance, real estate taxes, food, transportation, marketing, supplies, travel, professional fees, personnel, recruitment, training, bank overages and shortages, and other miscellaneous costs. The decrease was due primarily to decreases in supplies, marketing, special projects, school activity costs, personnel, transportation, travel, and utilities, offset by higher expenses in legal and professional fees, repairs and maintenance, insurance, food, bank charges and shortages, and miscellaneous expenses. As a percentage of revenue, other operating costs decreased to 26.5% in the 2003 year as compared to 28.2% in the 2002 year.

Operating income. As a result of the foregoing, operating income was $5.7 million for the 2003 year as compared to an operating loss of $58.3 million for the 2002 year.

Interest expense. Net interest expense decreased $0.3 million or 1.5% during the 2003 year as compared to the 2002 year. The decrease was principally due to a nonrecurring $0.8 million mark-to-market adjustment for derivative instruments in the 2002 year, offset by a $0.1 million increase resulting from additional borrowing, and a $0.2 million increase in debt fees, and a $0.2 million increase in interest expense related to servicing the reserve for closed schools.

Income tax rate. The 2003 year income tax expense was $0.2 million, or 2% of the $15.7 million pretax loss compared with the 2002 tax benefit of $3.2 million, or 4% of the pretax loss. Due to a change in certain federal tax laws during the 2002 year, the Company filed for and received a refund of income taxes paid in prior years. Excluding the impact of this refund, the effective tax rate was 0% in the 2003 and 2002 years due to the loss before income taxes in both years and the Company's provision of a full valuation allowance against deferred tax assets created in the 2003 and 2002 years.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

Parent and La Petite entered into an agreement on May 11, 1998, providing for a term loan facility and a revolving credit agreement (as amended, the "Credit Agreement"), consisting of a $40 million Term Loan Facility and a $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility in connection with the Recapitalization. The Credit Agreement will terminate on May 11, 2006. Payments due under the amortization schedule for the term loan are $5.5 million in fiscal year 2005, and $27.5 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On July 3, 2004, there was $33.0 million outstanding under the term loan and $11.0 million outstanding under the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount of $5.0 million, and $9.0 million available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments.

The Company was not in compliance with certain of the financial and informational covenants during the first quarter of fiscal year 2003 and each of the quarterly periods in fiscal year 2002. The Company received limited waivers of noncompliance with the foregoing financial and informational covenants through February 7, 2003. Amendment No. 5 to the Credit Agreement dated as of February 10, 2003 permanently waived such defaults.

On February 10, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 5 to the Credit Agreement. The amendment waived the existing defaults for the first quarter of fiscal year 2003 as well as existing defaults in fiscal years 1999 through 2002 of Parent and La Petite, extended the final maturity of the Credit Agreement by one year to May 11, 2006, revised the amortization schedule to account for the additional one-year extension and revised and set, as applicable, financial covenant targets (such as maximum leverage ratio and minimum fixed charge coverage ratio) for fiscal years 2003 through 2006. As a condition to the effectiveness of Amendment No. 5, Parent was required to obtain contingent equity commitments from its existing stockholders for an amount equal to $14,500,000. Pursuant to Amendment No. 5, none of the proceeds, if any, received by Parent as a result of the contingent equity commitments is required to be used to prepay the term loans outstanding under the Credit Agreement. See

Notes 4 and 8 to the consolidated financial statements included at Item 8 of this report for further information.

During fiscal year 2003, the Company was not in compliance with certain of the informational covenants contained in the Credit Agreement. The Company obtained limited waivers of non-compliance with such informational covenants through July 31, 2003. Amendment No. 6 to the Credit Agreement dated as of July 31, 2003, permanently waived such defaults. Additionally, Amendment No. 6 revised the definition of Consolidated EBITDA in the Credit Agreement. See Notes 4 and 8 to the consolidated financial statements included at Item 8 of this report for further information.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to 6,669,734 shares of its Series B convertible preferred stock. LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered and has received warrants to purchase 1,689,607 shares of Parent's class A common stock in connection with such commitment. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.7 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, and 919,963 shares of Series B preferred stock in December 2003 for $2.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in July 2003. Accordingly, at September 24, 2004, the remaining contingent equity commitment from the stockholders of Parent has been reduced to $8.8 million. See Note 8 to the consolidated financial statements included at Item 8 of this report for further information.

As of September 24, 2004, LPA beneficially owned 93.8% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and approximately $20.7 million of Series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King, a director of La Petite and Parent, owns a majority of the voting interests of LPA.

CASH FLOWS AND SOURCES AND USES OF FUNDS

The Company's principal sources of funds are from cash flows from operations, borrowings on the revolving credit facility under the Credit Agreement, and capital contributions received from LPA. The Company's principal uses of funds are debt service requirements, capital expenditures and working capital needs. The Company incurred substantial indebtedness in connection with the Recapitalization.

Cash flows provided by operating activities were $10.4 million during the 2004 year compared to cash flows used for operating activities of $0.1 million during the 2003 year. The $10.5 million increase in cash flows from operations was due to a $6.9 million decrease in net losses, net of non-cash charges, decreased insurance deposits of $3.4 million and increased working capital amounts of $0.2 million. Insurance deposits represent cash held by insurance carriers as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

Cash flows used for investing activities were $7.4 million during the 2004 year as compared to $4.1 million during the 2003 year. The $3.3 million increase in cash flows used for investing activities was due to a $2.8 million increase in capital expenditures and a $0.5 million decrease in proceeds from the sale of assets.

Cash flows used for financing activities were $5.5 million during the 2004 year as compared to $2.3 million during the 2003 year. The $3.2 million increase in cash used for financing activities was due to an $0.1 million increase in repayments of term loan and capital lease obligations and a $10.0 million decrease in net borrowings under the revolving credit agreement, offset by a $4.3 million increase in proceeds from the issuance of Series B preferred stock, a $2.1 million increase in bank overdrafts related to the timing of monthly expense payments, and a $0.5 million decrease in deferred financing costs

Cash flows used for operating activities were $0.1 million during the 2003 year compared to cash flows provided by operating activities of $4.4 million during the 2002 year. The $4.5 million decrease in cash flows from operations was mainly due to increased insurance deposits of $1.3 million and increased working capital amounts of $8.2 million, offset by a $5.0 million decrease in net losses, net of non-cash charges. Insurance deposits represent cash held by insurance carriers as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

Cash flows used for investing activities were $4.1 million during the 2003 year as compared to $8.8 million during the 2002 year. The $4.7 million decrease was due to a $4.0 million decrease in capital expenditures and a $0.7 million increase in proceeds from sale of assets.

Cash flows used for financing activities were $2.3 million during the 2003 year compared to cash flows from financing activities of $15.1 million during the 2002 year. The $17.4 million decrease in cash flows for financing activities was due to a $2.2 million decrease in net borrowings under the revolving credit agreement, a $1.2 million increase in repayments of debt and capital lease obligations, and a $14.3 million decrease in proceeds from the issuance of redeemable preferred stock and warrants, offset by a $0.3 million decrease in deferred financing costs. During the 2004 year, the Company opened one Residential-based Academy, and one Employer-based Academy. Employer-based Academies are generally operated in facilities provided by the employer.

Over each of the past three fiscal years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying financial statements, the Company has a working capital and stockholders' deficit as of July 3, 2004. Over the past three years, there have been repeated instances where the Company was not in compliance with its financial covenants and required multiple equity investments by LPA (see Note 8 to the accompanying consolidated financial statements included in this report) and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

During the 2004 fiscal year, management continued the implementation of measures initiated in the 2003 fiscal year to improve the Company's operating results and cash flow. These actions included the closure of unprofitable schools, optimization of staff labor, personnel reductions, decreased discretionary expense spending and greater realization of revenue resulting from improved collections on accounts receivable. Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with the remaining $8.8 million of equity commitment, as of July 3, 2004, provided by LPA and certain of the other stockholders of Parent, and the available funds under the revolving credit facility, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard, nor can there be any assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source. In addition, the Company has a debt service requirement of $38.5 million due in fiscal year 2006. The Company is currently pursuing various options to restructure or refinance the Company's long-term indebtedness through an amendment or refinancing of the Credit Agreement. However, there can be no assurance that the Company will be able to amend or refinance the Credit Agreement in a timely manner or on satisfactory terms, if at all, prior to being required to make the debt service payment required in fiscal year 2006.

CAPITAL EXPENDITURES

Total capital expenditures for the 53 weeks ended July 3, 2004 and the 52 weeks ended June 28, 2003 were $8.4 million and $5.6 million, respectively. The increase in total capital expenditures was a result of increased spending on maintenance capital expenditures. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. All of the capital expenditures for the 53 weeks ended July 3, 2004 and the 52 weeks ended June 28, 2003 were maintenance capital expenditures. For fiscal year 2005, the Company expects capital expenditures to be approximately $8.5 million and $0.5 million for maintenance capital expenditures and new school development, respectively.

In addition to maintenance capital expenditures, the Company expends additional funds to ensure that its facilities are in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 53 weeks ended July 3, 2004 and the 52 weeks ended June 28, 2003 and June 29, 2002, were $15.1 million, $15.1 million, and $13.0 million, respectively.

CONTRACTUAL COMMITMENTS

The Company has certain contractual obligations and commercial commitments. Contractual obligations are those that will require cash payments in accordance with the term of a contract, such as borrowing or lease agreements. Commercial commitments represent obligations for cash performance in the event of demands by third parties or other contingent events, such as lines of credit. Contractual obligations and commercial commitments at July 3, 2004 were as follows, in thousands of dollars:

                                        Fiscal  Year
                      ----------------------------------------------------------------------------------------
                        Total         2005         2006        2007          2008         2009      Thereafter
                      ----------   ----------   ----------   ----------   ----------   ----------   ----------
Long-term debt(a)     $  189,002   $    5,500   $   38,502   $        -   $  145,000   $        -   $        -
Capital lease
   obligations             1,600          945          430          177           48            -            -
Operating leases         195,268       41,812       36,576       27,827       21,288       15,881       51,884
Letters of credit          5,040        5,040            -            -            -            -            -
Severance                      -            -            -            -            -            -            -
   agreement(b)              702          200          200          200          102            -            -
                      ----------   ----------   ----------   ----------   ----------   ----------   ----------
                      $  391,612   $   53,497   $   75,708   $   28,204   $  166,438   $   15,881   $   51,884
                      ==========   ==========   ==========   ==========   ==========   ==========   ==========

(a) Long-term debt consists of the term loan and revolving credit facility under the Credit Agreement and Senior Notes.

(b) Commitments under a Separation Agreement the Company's former Chief Executive Officer and President entered into on December 11, 2002.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Predicting future events is inherently an imprecise activity and as such requires the use of judgment. Actual results may vary from estimates in amounts that may be material to the financial statements. See "-Cautionary Statement Concerning Forward Looking Statements."

For a description of the Company's significant accounting policies, see "Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies." The following accounting estimates and related policies are considered critical to the preparation of the Company's financial statements due to the business judgment and estimation processes involved in their application.

Revenue recognition. Tuition revenues, net of discounts, and other revenues are recognized as services are performed. Certain fees may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the appropriate time period. The Company's net revenues meet the criteria of SAB No. 101, including the existence of an arrangement, the rendering of services, a determinable fee and probable collection.

Accounts receivable. Accounts receivable are comprised primarily of tuition due from governmental agencies, parents and employers. Accounts receivable are presented at estimated net realizable value. The company use estimates in determining the collectibility of its accounts receivable and must rely on its evaluation of historical trends, governmental funding levels, specific customer issues and current economic trends to arrive at appropriate allowances. Material differences may result in the amount and timing of bad debt expense if actual experience differs significantly from management estimates.

Long-lived assets. Under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company assesses the potential impairment of property and equipment whenever events or change in circumstances indicate that the carrying value may not be recoverable. An asset's value is impaired if the Company's estimate of the aggregate future cash flows, undiscounted and without interest charges, to be generated by the asset are less than the carrying value of the asset. Such estimates consider factors such as expected future operating income and historical trends, as well as the effects of demand and competition. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the asset over the fair value of the asset. Such estimates require the use of judgment and numerous subjective assumptions, which, if actual experience varies, could result in material differences in the requirements for impairment charges. Impairment charges of $0.7 million were recorded in fiscal 2004 and were shown separately as asset impairment expense in the financial statements.

Self-insurance obligations. The Company self-insures a portion of its general liability, workers' compensation, auto, property and employee medical insurance programs. The Company purchases stop loss coverage at varying levels in order to mitigate its potential future losses. The nature of these liabilities, which may not fully manifest themselves for several years, requires significant judgment. The Company estimates the obligations for liabilities incurred but not yet reported or paid based on available claims data and historical trends and experience, as well as future projections of ultimate losses, expenses, premiums and administrative costs. The accrued obligations for these self-insurance programs were $15.3 million and $15.1 million at July 3, 2004 and June 28, 2003, respectively, see "Item 8. Financial Statements and Supplementary Data, Note 2. Summary of Significant Accounting Policies, Self-insurance Programs." The Company's internal estimates are reviewed annually by a third party actuary. While the Company believes that the amounts accrued for these obligations are sufficient, any significant increase in the number of claims and costs associated with claims made under these programs could have a material adverse effect on the Company's financial position, cash flows or results of operations.

Income taxes. Accounting for income taxes requires the Company to estimate its income taxes in each jurisdiction in which it operates. Due to differences in the recognition of items included in income for accounting and tax purposes, temporary differences arise which are recorded as deferred tax assets or liabilities. The Company estimates the likelihood of recovery of these assets, which is dependent on future levels of profitability and enacted tax rates. The Company determined that, based on cumulative historical pretax losses, it was more likely than not that the deferred tax assets as of July 3, 2004 and June 28, 2003 would not be realized. Therefore, the Company recorded a valuation allowance to fully reserve those deferred tax assets at both fiscal 2004 and 2003 year-end. The provision for income taxes at July 3, 2004 includes a $2.5 million reduction of the valuation allowance and the provision for income taxes at June 28, 2003 includes a $6.3 million increase to the valuation allowance.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected between liabilities and equity in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on June 29, 2003.

The Company has determined that its Series A 12% mandatorily redeemable preferred stock meets the criteria included in SFAS No. 150 to be reported as a liability. Therefore, in the consolidated balance sheet as of July 3, 2004, the Series A 12% mandatorily redeemable preferred stock has been classified as a long term liability. Additionally, dividends and accretion attributable to these shares have now been classified as interest expense rather than direct charges against accumulated deficit. During the 53 weeks ended July 3, 2004, the Company recognized $10.5 million in dividends and accretion on the Series A preferred stock as interest expense, while during the 52 weeks ended June 28, 2003, the Company recognized a $9.0 million charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future. The prior year classification of the Series A preferred stock has not been changed because the provisions of SFAS No. 150 do not permit restatement of financial statements for earlier years presented.

The Company has determined that its Series B 5% convertible redeemable participating preferred stock does not meet the criteria included in SFAS No. 150 to be recorded as a liability. Therefore, in the consolidated balance sheet as of July 3, 2004, the Series B 5% convertible redeemable participating preferred stock continues to be classified between liabilities and equity.

SEASONALITY

See "Item 1. Business -Seasonality."

GOVERNMENTAL LAWS AND REGULATIONS

See "Item 1. Business -Regulation and Government Involvement."

INFLATION AND GENERAL ECONOMIC CONDITION

During the past three years (a period of low inflation) the Company implemented selective increases in tuition rates based on geographic market conditions and class capacity utilization. During the 2004 year, the Company experienced inflationary pressures on average wage rates, as hourly rates increased approximately 1.2%. Management believes this is occurring industry wide and there is no assurance that such wage rate increases can be recovered through future increases in tuition. A sustained recession with high unemployment may have a material adverse effect on the Company's operations.

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

      - Demand factors, including general fluctuations in demand for early childhood education and care services and seasonal fluctuations.

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

      - Management's ability to complete the implementation of plans designed to improve the Company's operating results, cash flows and financial position and to improve the disclosure controls and procedures of the Company.

No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement can be achieved. Readers are cautioned not to place undue reliance on such statements, which speak only as of the date made. The Company undertakes no obligation to release publicly any revisions to forward-looking statements as the result of subsequent events or developments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness as of July 3, 2004 consists of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $33.0 million and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of up to $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to:
(a) an adjusted London inter-bank offered rate ("LIBOR") not to be less than an amount equal to 2.50% per annum, plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of the administrative agent's published prime rate, a certificate of deposit rate multiplied by the statutory reserve rate, plus the cost of FDIC insurance or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 4.25% for LIBOR loans and 3.25% for Alternate Base Rate loans as defined in the Credit Agreement. The Senior Notes mature in May 2008 and the Credit Agreement matures in May 2006. Payments due under the amortization schedule for the term loan are $5.5 million in fiscal year 2005, and $27.5 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined).

A 1% increase or decrease in the applicable index rate would result in a corresponding interest expense increase or decrease of $0.4 million per year.

The Company had no derivative instruments at July 3, 2004.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

      Report of Independent Registered Public Accounting Firm.

      Consolidated Balance Sheets as of July 3, 2004 and June 28, 2003.

      Consolidated Statements of Operations and Comprehensive Loss for the 53 weeks ended July 3, 2004, and the 52 weeks ended June 28, 2003, and June 29, 2002.

      Consolidated Statements of Stockholders' Deficit for the 53 weeks ended July 3, 2004, and the 52 weeks ended June 28, 2003, and June 29, 2002.

      Consolidated Statements of Cash Flows for the 53 weeks ended July 3, 2004, and the 52 weeks ended June 28, 2003, and June 29, 2002.

      Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
LPA Holding Corp.

We have audited the accompanying consolidated balance sheets of LPA Holding Corp. and subsidiaries (the "Company") as of July 3, 2004 and June 28, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the three years in the period ended July 3, 2004. Our audits also included the financial statement schedules listed in the Index at Item 14. (a). 2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LPA Holding Corp. and subsidiaries as of July 3, 2004 and June 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," as of June 29, 2003.

Deloitte & Touche LLP

Chicago, Illinois
September 22, 2004

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                      JULY 3,       JUNE 28,
                                                                                       2004           2003
                                                                                   ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $      6,991   $      9,526
     Accounts receivable, net of allowance for
        doubtful accounts of $501 and $496, respectively                                 11,470         11,024
     Insurance deposits                                                                   3,415          2,951
     Supplies inventory                                                                   3,949          3,075
     Other prepaid expenses                                                                 887            905
     Refundable taxes                                                                        39             56
                                                                                   ------------   ------------
          Total current assets                                                           26,751         27,537

Property and equipment, at cost:
     Land                                                                                 5,442          5,442
     Buildings and leasehold improvements                                                81,479         77,349
     Furniture and equipment                                                             30,658         27,958
     Construction in progress                                                                60              -
                                                                                   ------------   ------------
                                                                                        117,639        110,749
     Less accumulated depreciation                                                       79,474         72,635
                                                                                   ------------   ------------
          Property and equipment, net                                                    38,165         38,114

Insurance deposits (Note 3)                                                               5,613          5,042
Other assets (Note 3)                                                                     5,333          7,396
                                                                                   ------------   ------------
Total assets                                                                       $     75,862   $     78,089
                                                                                   ============   ============

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     JULY 3,     JUNE 28,
                                                                      2004         2003
                                                                    ---------    ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Overdrafts due banks                                           $   3,789    $   3,055
     Accounts payable                                                   7,690        8,445
     Current maturities of long-term debt and capital lease             5,871        2,499
     obligations (Note 4)
     Accrued salaries, wages and other payroll costs                   20,434       17,954
     Accrued insurance liabilities                                      5,857        5,141
     Accrued property and sales taxes                                   4,041        4,313
     Accrued interest payable                                           1,997        1,982
     Reserve for closed schools                                         1,002        2,137
     Other current liabilities                                          8,578        6,548
                                                                    ---------    ---------
          Total current liabilities                                    59,259       52,074

Long-term liabilities:
     Long-term debt and capital lease obligations (Note 4)            184,731      197,908
     Other long-term liabilities (Note 5)                               8,676       11,401
     Series A 12% mandatorily redeemable preferred stock (Note 8)      79,866            -
                                                                    ---------    ---------
          Total long-term liabilities                                 273,273      209,309

Series A 12% mandatorily redeemable preferred stock (Note 8)                -       69,378
Series B 5% convertible redeemable participating preferred stock
     ($0.01 par value per share); 13,645,000 shares authorized,
     9,541,968 and 7,241,490 shares issued and outstanding as
     of July 3, 2004 and June 28, 2003, respectively; aggregate liquidation preference of $22.7 million and $16.7 million,
     respectively                                                      22,747       16,739

Stockholders' deficit:
     Class A common stock ($0.01 par value per share);
     17,500,000 shares authorized; and 773,403 shares issued
     and outstanding as of July 3, 2004 and June 28, 2003                   8            8

     Class B common stock ($0.01 par value per share); 20,000
     shares authorized, issued and outstanding as of July 3, 2004 and June 28, 2003

     Common stock warrants                                              8,596        8,596
     Accumulated other comprehensive income                                74          160
     Accumulated deficit                                             (288,095)    (278,175)
                                                                    ---------    ---------
          Total stockholders' deficit                                (279,417)    (269,411)
                                                                    ---------    ---------
Total liabilities and stockholders' deficit                         $  75,862    $  78,089
                                                                    =========    =========

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(IN THOUSANDS OF DOLLARS)

                                                             53 WEEKS         52 WEEKS          52 WEEKS
                                                              ENDED             ENDED            ENDED
                                                           JULY 3, 2004     JUNE 28, 2003     JUNE 29, 2002
                                                         ---------------   ---------------   ---------------
Revenue                                                  $       383,491   $       390,165   $       391,205

Operating expenses:
   Salaries, wages and benefits                                  214,844           214,414           215,572
   Facility lease expense                                         44,924            45,652            45,554
   Depreciation and amortization                                   8,776            10,372            14,664
   Restructuring charges (recoveries) (Note 12)                     (864)            4,908             3,208
   Asset impairments (Note 13)                                       692             3,057            57,436
   Provision for doubtful accounts                                 2,490             2,802             2,951
   Other                                                          91,165           103,280           110,130
                                                         ---------------   ---------------   ---------------

Total operating expenses                                         362,027           384,485           449,515
                                                         ---------------   ---------------   ---------------

Operating income (loss)                                           21,464             5,680           (58,310)

Interest expense
   Interest on debt                                               19,865            21,509            21,902
   Dividends and accretion on Series A preferred stock
    (Note 8)                                                      10,489                 -                 -
                                                         ---------------   ---------------   ---------------
Total interest expense                                            30,354            21,509            21,902
Interest income                                                      (43)             (127)             (204)
                                                         ---------------   ---------------   ---------------

       Net interest expense                                       30,311            21,382            21,698
                                                         ---------------   ---------------   ---------------

Loss before income taxes                                          (8,847)          (15,702)          (80,008)
Provision (benefit) for income taxes                                  66               246            (3,236)
                                                         ---------------   ---------------   ---------------
Net loss                                                          (8,913)          (15,948)          (76,772)
                                                         ---------------   ---------------   ---------------

Other comprehensive loss:
   Derivative adjustments reclassified into operations               (86)              (86)              (85)
                                                         ---------------   ---------------   ---------------
       Total other comprehensive loss                                (86)              (86)              (85)
                                                         ---------------   ---------------   ---------------
Comprehensive loss                                       $        (8,999)  $       (16,034)  $       (76,857)
                                                         ===============   ===============   ===============

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(IN THOUSANDS OF DOLLARS)

                                                 CLASS A AND B
                                           -----------------------
                                                 COMMON STOCK
                                           -----------------------                                ACCUMULATED        TOTAL
                                             NUMBER                                ACCUMULATED   OTHER COMPRE-    STOCKHOLDERS'
                                           OF SHARES      AMOUNT      WARRANTS       DEFICIT     HENSIVE INCOME     DEFICIT
                                           ---------    ----------   ----------   ------------   --------------   -------------
Balance, June 30, 2001                       584,985    $        6   $    8,596   $   (167,704)   $        331    $   (158,771)
                                           =========    ==========   ==========   ============    ============    ============
Amounts reclassified into operations                                                                       (85)            (85)
Preferred stock dividend and accretion                                                  (8,026)                         (8,026)
Net loss                                                                               (76,772)                        (76,772)
                                           ---------    ----------   ----------   ------------    ------------    ------------
Balance, June 29, 2002                       584,985             6        8,596       (252,502)            246        (243,654)
                                           =========    ==========   ==========   ============    ============    ============
Amounts reclassified into operations                                                                       (86)            (86)
Exercise of stock options                    208,418             2                                                           2
Preferred stock dividend and accretion                                                  (9,725)                         (9,725)
Net loss                                                                               (15,948)                        (15,948)
                                           ---------    ----------   ----------   ------------    ------------    ------------
Balance, June 28, 2003                       793,403    $        8   $    8,596   $   (278,175)   $        160    $   (269,411)
                                           =========    ==========   ==========   ============    ============    ============

Amounts reclassified into operations                                                                       (86)            (86)
Preferred stock dividend and accretion                                                  (1,007)                         (1,007)
Net loss                                                                                (8,913)                         (8,913)
                                           ---------    ----------   ----------   ------------    ------------    ------------
Balance, July 3, 2004                        793,403    $        8   $    8,596   $   (288,095)   $         74    $   (279,417)
                                           =========    ==========   ==========   ============    ============    ============

See notes to consolidated financial statements

LPA HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                                                  53 WEEKS       52 WEEKS        52 WEEKS
                                                                                   ENDED           ENDED           ENDED
                                                                                JULY 3, 2004   JUNE 28, 2003   JUNE 29, 2002
                                                                                ------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net loss                                                                  $     (8,913)   $    (15,948)  $    (76,772)
      Adjustments to reconcile net loss to net cash from operating activities
           Asset impairments                                                             692           3,057         57,436
           Restructuring (recoveries) charges                                           (864)          4,908          3,208
           Depreciation and amortization                                               8,776          10,372         14,664
           Dividends and accretion on Series A preferred stock (Note 8)               10,489               -
           Loss on sales and disposals of property and equipment                         211              90             29
           Other non cash items                                                          948           1,925            867
      Changes in assets and liabilities:
           Accounts receivable                                                          (446)            201            595
           Insurance deposits                                                         (1,035)         (4,477)        (3,154)
           Supplies inventory                                                           (874)           (120)         3,391
           Other prepaid expenses                                                         18             612          1,438
           Refundable taxes                                                               17             472             53
           Accounts payable                                                             (755)            376            621
           Accrued salaries, wages and other payroll costs                             2,276           1,210            235
           Accrued property and sales taxes                                             (272)            260            246
           Accrued interest payable                                                       15            (137)          (108)
           Other current liabilities                                                   2,030          (2,206)         2,171
           Accrued insurance liabilities                                                 144           2,861          2,177
           Reserve for closed schools                                                 (1,972)         (3,268)        (3,238)
           Other changes in assets and liabilities, net                                 (108)           (308)           542
                                                                                ------------    ------------   ------------
                    Net cash provided by (used for) operating  activities             10,377            (120)         4,401
                                                                                ------------    ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Capital expenditures                                                            (8,373)         (5,594)        (9,629)
      Proceeds from sale of assets                                                     1,001           1,487            838
                                                                                ------------    ------------   ------------
                    Net cash used for investing activities                            (7,372)         (4,107)        (8,791)
                                                                                ------------    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Repayment of term loan and capital lease obligations                            (3,180)         (3,083)        (1,917)
      Net (repayments) borrowings under the Revolving Credit Agreement                (8,095)          1,931          4,164
      Deferred financing costs                                                             -            (496)          (745)
      Proceeds from issuance of common stock, redeemable preferred
           stock and warrants, net of expenses                                         5,001             745         15,000
      Overdrafts due bank                                                                734          (1,436)        (1,434)
                                                                                ------------    ------------   ------------
                    Net cash (used for) provided by financing  activities             (5,540)         (2,339)        15,068
                                                                                ------------    ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (2,535)         (6,566)        10,678
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       9,526          16,092          5,414
                                                                                ------------    ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      6,991    $      9,526   $     16,092
                                                                                ============    ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION:

      Cash paid during the period for:
           Interest                                                             $     18,854    $     19,585   $     19,917
           Income taxes                                                                   49             138            184

      Non-cash investing and financing activities:
           Capital lease obligations                                                   1,470          1,400            801

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION

      The consolidated financial statements presented herein include LPA Holding Corp. (Parent), and its wholly owned subsidiary, La Petite Academy, Inc. (La Petite), and La Petite's wholly owned subsidiaries: Bright Start Inc. (Bright Start), and LPA Services, Inc. (Services). Parent, consolidated with La Petite, Bright Start and Services, is referred to herein as the Company.

      On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company, and Parent entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). LPA is the direct parent company of Parent and an indirect parent La Petite. LPA is owned by an affiliate of J.P. Morgan Partners LLC (JPMP) and by an entity controlled by Robert E. King, a director of La Petite and Parent.

      The Company offers educational, developmental and childcare programs that are available on a full-time or part-time basis, for children between six weeks and twelve years old. The Company's Academies are located in 36 states and the District of Columbia, primarily in the southern, Atlantic coastal, mid-western and western regions of the United States.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying financial statements, the Company has a working capital and stockholders' deficit as of July 3, 2004. Over the past three years, there have been repeated instances where the Company was not in compliance with its financial covenants and required multiple equity investments by LPA (see Note 8 to the accompanying consolidated financial statements included in this report) and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

      Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included the closure of unprofitable schools, optimization of staff labor, personnel reductions, decreased discretionary expense spending and greater realization of revenue resulting from improved collections on accounts receivable. Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with the remaining $8.8 million of equity commitment, as of July 3, 2004, provided by LPA and certain of the other stockholders of Parent, and the available funds under the Revolving Credit Facility, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard, nor can there be any assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source. In addition, the Company has a debt service requirement of $38.5 million due in fiscal year 2006. The Company is currently pursuing various options to restructure or refinance the Company's long-term indebtedness through an amendment or refinancing of the Credit Agreement. However, there can be no assurance that the Company will be able to amend or refinance the Credit Agreement in a timely manner or on satisfactory terms, if at all, prior to being required to make the debt service payment required in fiscal year 2006.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Parent and its wholly-owned subsidiary, La Petite, and La Petite's wholly-owned subsidiaries, Bright Start and Services, after elimination of all significant inter-company accounts and transactions.

      FISCAL YEAR END - The Company utilizes a 52 or 53-week fiscal year ending on the Saturday closest to June 30. Fiscal year 2004 was a 53 week year ended July 3, 2004.

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the reserve for bad debts, reserve for closed schools, asset impairments, self insurance reserves, and depreciation and amortization.

      CASH EQUIVALENTS - The Company's cash equivalents consist of commercial paper and money market funds with original maturities of three months or less.

      INSURANCE DEPOSITS - Insurance deposits represent cash held by insurance carriers as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS - The Company calculates allowances for estimated losses resulting from the inability of customers to make required payments. The Company assesses the credit worthiness of its customers based on multiple sources of information and analyzes such factors as historical bad debt experience, publicly available information regarding customers and the inherent credit risk related to them, current economic trends and changes in customer payment terms or payment patterns.

      SUPPLIES INVENTORY- The Company's inventory consists primarily of various supplies, such as food, books, small equipment and office supplies, which are used in the operation of the Academies. The Company estimates the value of supplies on hand based on recent purchases and the related usage periods of those supplies.

      PROPERTY AND EQUIPMENT - Buildings, furniture and equipment are depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are depreciated over the lesser of the estimated useful lives of the assets or the remaining life of the lease using the straight-line method. For financial reporting purposes, buildings are generally depreciated over 29 to 40 years, furniture and equipment over three to 10 years and leasehold improvements over five to 15 years.

      Maintenance and repairs are charged to expense as incurred. The cost of additions and improvements is capitalized and depreciated over the remaining useful lives of the assets. The cost and accumulated depreciation of assets sold or retired are removed from the accounts, and any gain or loss is recognized in the year of disposal, except gains and losses on property and equipment that have been sold and leased back, which are recognized over the terms of the related lease agreements.

      GOODWILL - The excess of the purchase price over the fair value of assets and liabilities acquired related to the acquisitions of La Petite and Bright Start were being amortized over periods of 30 years and 20 years, respectively, on the straight-line method. As discussed in Note 13, the Company wrote-off the unamortized goodwill balance in fiscal year 2002.

      OTHER ASSETS - Other assets include real estate property held for sale, the deferred loss on real estate sale-leaseback transactions, deposits for rent and utilities, and deferred financing costs. The loss on sale-leaseback transactions is being amortized over the lease term.

      IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the carrying amount is not recoverable and the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. Fair value is determined based on market quotes, if available, or is based on valuation techniques (See Note 13).

      INCOME TAXES - The Company uses the asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carry forwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      FINANCIAL INSTRUMENTS - At July 3, 2004, the carrying values of the Company's financial instruments, with the exception of the Company's Senior Notes, preferred stock, and convertible redeemable participating preferred stock, approximate fair value. The estimated fair value of the Senior Notes was $107.3 million and $87.0 million at July 3, 2004 and June 28, 2003, respectively. Estimates of fair value for the Senior Notes are obtained from independent broker quotes. There is not an active market for the Company's preferred stock. Management estimates that the Series A and Series B preferred stock had no fair value at July 3, 2004 and June 28, 2003.

      RECOGNITION OF REVENUES AND PRE-OPENING EXPENSES - Tuition revenue, net of discounts, and other revenues are recognized as services are performed. Certain fees and tuition revenue may be received in advance of services being rendered, in which case the fee revenue is deferred and recognized over the expected service period. At July 3, 2004 and June 28, 2003, deferred registration fees and tuition revenue were $4.4 million and $3.1 million, respectively. Expenses associated with opening new Academies are charged to expense as incurred.

      ADVERTISING COSTS - The Company expenses the production costs of advertising the first time the advertising takes place, except for prepaid advertising, which is capitalized and amortized over its expected period of future benefits. At July 3, 2004, the Company had $0.3 million in advertising assets. At June 28, 2003, the Company had no advertising assets. Advertising expense was $4.4 million, $4.3 million and $7.3 million for the 53 weeks ended July 3, 2004 and the 52 weeks ended June 28, 2003 and June 29, 2002, respectively.

      SELF-INSURANCE PROGRAMS - The Company is self-insured for certain levels of general liability, workers' compensation, auto and employee medical coverage. Estimated costs of these self-insurance programs are accrued at the value of projected settlements for known and anticipated claims incurred.

      STOCK-BASED COMPENSATION - The Company accounts for stock compensation awards under Accounting Principles Board ("APB") Opinion No. 25 that requires compensation cost to be recognized based on the excess, if any, between the market price of the stock at the date of grant and the amount an employee must pay to acquire the stock. The Company has disclosed the pro forma net income (loss) determined under the fair value method in accordance with Statement of Financial Accounting Standards ("SFAS) No. 123.

      There were no options granted in fiscal 2004. The weighted average fair value at date of grant for options granted during fiscal year 2003 was $0.00. Had compensation cost for these options been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," it would not have had a material effect on the Company's results of operations. The Company is privately owned and there is no market for its stock. The estimated compensation element is based on the time value of money at the U.S. Treasury rates assuming that the value of the stock will be at least equal to the grant price when fully exercisable. The estimated compensation expense is assumed to be amortized over the vesting periods.

      SEGMENT REPORTING - The Company has determined that it currently operates entirely in one segment.

      DERIVATIVE FINANCIAL INSTRUMENTS - Effective July 2, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the effective portion of the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Changes in fair value of derivative instruments that do not meet hedge accounting criteria are recorded as a component of current operations. The deferred gains or losses are reflected on the balance sheet in other current and noncurrent liabilities or assets. Upon early termination of a financial instrument, gains or losses are deferred and amortized as adjustments to the hedged asset or liability, as it affects the income statement, over the period covered by the terminated financial instrument.

      Derivative financial instruments were utilized by the Company in the management of its interest rate exposures. The Company did not use derivative financial instruments for trading or speculative purposes. The Company was exposed to credit risk on derivative instruments, limited to the net interest receivable and the fair market value of the derivative instrument had the counter-party failed. Credit risk was managed through an evaluation of the credit worthiness of counter-parties and continuing review and monitoring of counter-parties. The Company was also exposed to market risk from derivative instruments when adverse changes in interest rates occurred. Market risk was monitored and controlled through adherence to financial risk policies and periodic review of open positions. The adoption of SFAS No. 133 on July 2, 2000 resulted in a transition gain recorded in other comprehensive income of $0.8 million ($0.5 million net of taxes) resulting from the fair value adjustment of interest rate collars that were used to hedge cash flows associated with variable rate debt (see Note 4b). Additionally, the fair value adjustment to record an interest rate swap and related collar resulted in a $3.5 million ($2.1 million net of tax) charge to earnings which was offset by a corresponding gain of $3.5 million ($2.1 million net of tax) on fixed rate senior notes (see Note 4a).

      The aforementioned interest rate agreements did not qualify for hedge accounting on an ongoing basis. Accordingly, such contracts were marked to market subsequent to the adoption of SFAS No. 133. The adjustment recorded upon transition to the carrying value of the fixed rate debt was being amortized to interest expense through May 15, 2003. The variable rate debt transition gain recorded as the only component of accumulated other comprehensive income is reclassified into interest expense over the remaining life of the related contract, which matures on May 2005.

      During both fiscal years ended July 3, 2004 and June 28, 2003, approximately $86,000 net of taxes, was reclassified from accumulated other comprehensive income into interest expense.

      The Company had no derivative financial instruments as of July 3, 2004.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected between liabilities and equity in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 on June 29, 2003.

      The Company has determined that its Series A 12% mandatorily redeemable preferred stock meets the criteria included in SFAS No. 150 to be reported as a liability. Therefore, in the consolidated balance sheet as of July 3, 2004, the Series A 12% mandatorily redeemable preferred stock has been classified as a long term liability. Additionally, dividends and accretion attributable to these shares have now been classified as interest expense rather than direct charges against accumulated deficit. During the 53 weeks ended July 3, 2004, the Company recognized $10.5 million in dividends and accretion on the Series A preferred stock as interest expense, while during the 52 weeks ended June 28, 2003, the Company recognized a $9.0 million charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future. The prior year classification of the Series A preferred stock has not been changed because the provisions of SFAS No. 150 do not permit restatement of financial statements for earlier years presented.

      The Company has determined that its Series B 5% convertible redeemable participating preferred stock does not meet the criteria included in SFAS No. 150 to be recorded as a liability. Therefore, in the consolidated balance sheet as of July 3, 2004, the Series B 5% convertible redeemable participating preferred stock continues to be classified between liabilities and equity.

      RECLASSIFICATIONS - Certain reclassifications to prior year amounts have been made in order to conform to the current year presentation.

3.    NON-CURRENT ASSETS

      Insurance deposits represent cash held by insurance carriers as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

      Other non-current assets consist of the following in thousands of dollars:

                             JULY 3,    JUNE 28,
                              2004        2003
                            ---------   --------
Deferred financing costs    $ 10,010    $ 10,010
Accumulated amortization      (6,642)     (5,501)
                            --------    --------
                               3,368       4,509
Other (a)                      1,965       2,887
                            --------    --------
                            $  5,333    $  7,396
                            ========    ========

a) Other includes the unamortized portion of losses on sale-leasebacks, utility deposits and properties held for sale, which are valued at fair value less cost to sell.

4.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      Long-term debt and capital lease obligations consist of the following in thousands of dollars:

                                             JULY 3,      JUNE 28,
                                              2004         2003
                                            ---------    ---------
Senior Notes, 10.0% due May 15, 2008 (a)    $ 145,000    $ 145,000
Borrowings under Credit Agreement (b)          44,002       53,588
Capital lease obligations                       1,600        1,819
                                            ---------    ---------
                                              190,602      200,407
Less current maturities of long-term
    debt and capital lease obligations         (5,871)      (2,499)
                                            ---------    ---------
                                            $ 184,731    $ 197,908
                                            =========    =========

a) The Senior Notes mature on May 15, 2008. Interest is payable semi-annually on May 15 and November 15 of each year. Commencing May 15, 2003, the Senior Notes are redeemable at various redemption prices at Parent and La Petite's option. The Senior Notes are joint and several obligations of Parent and its 100% owned subsidiary, La Petite, as co-issuers, and are fully and unconditionally guaranteed on a joint and several basis by all of La Petite's 100% owned subsidiaries, namely, Bright Start and Services. Parent has no independent assets or operations. The Senior Notes contain certain covenants that, among other things, limit La Petite's ability to incur additional debt, pay cash dividends to Parent, transfer or sell assets, incur liens, enter into transactions with affiliates and merge with or into, consolidate with or transfer all or substantially of its assets to, other persons. In addition, the Senior Notes limit Parent's ability to merge with or into, consolidate with or transfer all or substantially all of its assets to, other persons. Except for these provisions in the Senior Notes and the provisions in the Credit Agreement described in the next paragraph, there are no restrictions on the ability of Parent or La Petite to obtain funds from its subsidiaries by dividend or loan.

b) On May 11, 1998 the Company entered into an agreement (the Credit Agreement) providing for a term loan facility in the amount of $40.0 million and a revolving credit agreement for working capital and other general corporate purposes in the amount of $25 million. Borrowings under the Credit Agreement are secured by substantially all of the assets of Parent, La Petite and its subsidiaries. Loans under the Credit Agreement bear an interest rate per annum equal to (at the Company's option): (i) an adjusted London inter-bank offered rate (LIBOR) not to be less than an amount equal to 2.5% per annum, plus a percentage based on the Company's financial performance or (ii) a rate equal to the higher of The Chase Manhattan Bank's published prime rate, a certificate of deposit rate plus 1%, or the Federal Funds rate plus 1/2 of 1% plus in each case a percentage based on the Company's financial performance. The Company is required to pay fees of 0.5% per annum of the unused portion of the Credit Agreement plus letter of credit fees, annual administration fees and agent arrangement fees. The Credit Agreement contains certain covenants that, among other things, limit La Petite's and Parent's ability to incur additional debt, and limit La Petite's ability to pay cash dividends or make certain other restricted payments. In particular under the Credit Agreement, Parent may not incur any intercompany indebtedness and La Petite's ability to pay dividends to Parent is limited to dividends which are used by Parent to pay (i) expenses for administrative, legal and accounting services in an amount not to exceed $500,000 per year and (ii) franchise fees and taxes.

      The Company was not in compliance with certain of the financial and informational covenants during the first quarter of fiscal year 2003 and each of the quarterly periods in fiscal year 2002. The Company received limited waivers of noncompliance with the foregoing financial and informational covenants through February 7, 2003. Amendment No. 5 to the Credit Agreement dated as of February 10, 2003 permanently waived such defaults.

      On February 10, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 5 to the Credit Agreement. The amendment waived the existing defaults for the first quarter of fiscal year 2003 as well as existing defaults in fiscal years 1999 through 2002 of Parent and La Petite, extended the final maturity of the Credit Agreement by one year to May 11, 2006, revised the amortization schedule to account for the additional one-year extension and revised and set, as applicable, financial covenants (such as maximum leverage ratio and minimum fixed charge coverage ratio) for fiscal years 2003 through 2006. As a condition to the effectiveness of Amendment No. 5, Parent was required to obtain contingent equity commitments from its existing stockholders for an amount equal to $14,500,000 (see Note 8 to the consolidated financial statements). Pursuant to Amendment No. 5, none of the proceeds, if any, received by Parent as a result of the contingent equity commitments is required to be used to prepay the term loans outstanding under the Credit Agreement.

      During fiscal year 2003, the Company was not in compliance with certain of the informational covenants contained in the Credit Agreement. The Company obtained limited waivers of non-compliance with such informational covenants through July 31, 2003. Amendment No. 6 to the Credit Agreement dated as of July 31, 2003, permanently waived such defaults.

      On July 31, 2003, Parent, La Petite and its senior secured lenders entered into Amendment No. 6 to the Credit Agreement. The amendment permanently waived existing third and fourth quarter fiscal 2003 defaults of Parent and La Petite in connection with (a) the failure to deliver timely financial information to the senior secured lenders; (b) the failure to deliver timely information regarding purchases of material assets to the senior secured lenders; and (c) the failure to file certain reports with the Securities and Exchange Commission. Additionally, Amendment No. 6 revised the definition of Consolidated EBITDA in the Credit Agreement.

      As of July 3, 2004, the Credit Agreement had a maturity date of May 2006 and principal payments due under the term loan are $5.5 million in fiscal year 2005, and $27.5 million in fiscal year 2006. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentage of excess cash flow (as defined). As July 3, 2004, there was $11.0 million outstanding under the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount of $5.0 million, and $9.0 million available for working capital purposes under the Revolving Credit Facility.

Scheduled maturities and mandatory prepayments of long-term debt and capital lease obligations during the five years subsequent to July 3, 2004, adjusted for the impact of the amendment of the Credit Agreement, are as follows (in thousands of dollars):

                            CAPITAL LEASES
                      --------------------------      LONG-TERM
FISCAL YEAR ENDING:    COMPUTERS        VEHICLES         DEBT         TOTAL
2005                  $         11   $        934   $      5,500   $      6,445
2006                             2            428         38,502         38,932
2007                             -            177              -            177
2008                             -             48        145,000        145,048
2009 and thereafter              -              -              -              -
                      ------------   ------------   ------------   ------------
                      $         13   $      1,587   $    189,002   $    190,602
                      ============   ============   ============   ============

5.    OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following in thousands of dollars:

                                        JULY 3,   JUNE 28,
                                         2004      2003
                                      ----------  --------
Unfavorable leases (a)                $      638  $    831
Reserve for closed schools (b)               573     2,329
Deferred severance (c)                       502       705
Long-term insurance liabilities (d)        6,963     7,536
                                      ----------  --------
                                      $    8,676  $ 11,401
                                      ==========  ========

(a) In connection with the acquisitions of La Petite and Bright Start, a liability for unfavorable operating leases was recorded and is being amortized over the average remaining life of the leases.

(b) The reserve for closed schools includes the long-term liability related primarily to leases for schools that were closed and are no longer operated by the Company.

(c) On December 11, 2002, the Company entered into a Separation Agreement with the Company's former Chief Executive Officer and President. The long-term portion of the Company's total contractual obligations pursuant to the Separation Agreement is $0.5 million as of July 3, 2004.

(d) Long-term insurance liabilities reflect the Company's obligation for reported but not paid, and incurred but not reported, workers' compensation, auto and general liability claims.

6.    INCOME TAXES

      The provision (benefit) for income taxes recorded in the Consolidated Statements of Operations and Comprehensive Loss consisted of the following (in thousands of dollars):

             53 WEEKS     52 WEEKS     52 WEEKS
              ENDED        ENDED        ENDED
             JULY 3,      JUNE 28,     JUNE 29,
               2004         2003         2002
            ----------   ----------   ----------
Current:
  Federal   $        -   $       46   $   (3,412)
  State             66          200          176
            ----------   ----------   ----------
    Total           66          246       (3,236)
            ----------   ----------   ----------
Deferred:
  Federal            -            -            -
  State              -            -            -
            ----------   ----------   ----------
    Total            -            -            -
            ----------   ----------   ----------
            $       66   $      246   $   (3,236)
            ==========   ==========   ==========

      A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows (in thousands of dollars):

                                                    53 WEEKS      52 WEEKS      52 WEEKS
                                                     ENDED         ENDED         ENDED
                                                     JULY 3,      JUNE 28,      JUNE 29,
                                                      2004          2003          2002
                                                    --------      --------      --------
Expected tax benefit at federal statutory
    rate of 35%                                     $ (3,097)     $ (5,495)     $(28,003)
State income tax benefit, net of federal income
    tax effect                                            77          (879)       (4,480)
Goodwill amortization and impairment                       -             -        22,593
Change in effective rate                               1,268             -             -
Preferred stock dividend                               3,671             -             -
Tax credits                                              (91)         (154)         (526)
Valuation allowance adjustment                        (2,538)        6,316         6,255
Other                                                    776           458           925
                                                    --------      --------      --------
    Total                                           $     66      $    246      $ (3,236)
                                                    ========      ========      ========

      Deferred income taxes result from differences between the financial reporting and income tax basis of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects at July 3, 2004 and June 28, 2003 are estimated as follows (in thousands of dollars):

                                                      JULY 3,      JUNE 28,
                                                       2004          2003
                                                     --------      --------
Current deferred taxes:
  Accruals not currently deductible                  $  6,939      $  6,280
  Supplies                                             (1,494)       (1,078)
  Prepaids and other                                      211           249
                                                     --------      --------
    Gross current deferred tax assets                   5,655         5,451
Noncurrent deferred taxes:
  Unfavorable leases                                      249           337
  Insurance reserves                                    2,716         3,059
  Reserve for closed academies                            224           946
  Operating losses and tax credit carry forwards       13,934        14,656
  Property and equipment                                6,675         7,472
  Intangible assets                                       252           264
  Original issue discount                                 572           899
  Derivative financial instruments                        105          (257)
  Other                                                   521           614
                                                     --------      --------
    Gross noncurrent deferred tax assets               25,247        27,990
                                                     --------      --------
Total gross deferred tax assets                        30,903        33,441
    Less valuation allowance                          (30,903)      (33,441)
                                                     --------      --------
Net deferred tax assets                              $      -      $      -
                                                     ========      ========

      The Company determined that based on cumulative historical pretax losses, it was more likely than not that the deferred tax assets as of July 3, 2004 and June 28, 2003 would not be realized. Therefore, the Company has recorded a valuation allowance to fully reserve those deferred tax assets at both fiscal 2004 and 2003 year-end. The provision for income taxes at July 3, 2004 includes a $2.5 million reduction of the valuation allowance and the provision for income taxes at June 28, 2003 includes a $6.3 million increase in the valuation allowance.

      The Company has federal net operating loss carry-forwards and tax credit carry-forwards of $29.8 million and $2.3 million, respectively. These carry-forwards expire in fiscal years 2005 through 2024.

7.    LEASES

      Academy facilities are leased for terms ranging from 15 to 20 years. The leases provide renewal options and require the Company to pay utilities, maintenance, insurance and property taxes. Some leases provide for annual increases in the rental payment and many leases require the payment of additional rentals if operating revenue exceeds stated amounts. These additional rentals range from 2% to 10% of operating revenue in excess of the stated amounts and are recorded as rental expense. Vehicles are also rented under various lease agreements, most of which are cancelable within 30 days after a one-year lease obligation. Substantially all facility leases and 68% of the vehicle leases are operating leases. Rental expenses for these leases were $46.9 million, $48.7 million, and $50.9 million, for the 53 weeks ended July 3, 2004 and the 52 weeks ended June 28, 2003, and June 29, 2002, respectively. Contingent rental expense of $1.6 million, $1.5 million, and $2.0 million were included in rental expense for the 53 weeks ended July 3, 2004 and the 52 weeks ended June 28, 2003, and June 29, 2002, respectively.

      Aggregate minimum future rentals payable under facility leases as of July 3, 2004 were as follows (in thousands of dollars):

Fiscal year ending:
2005                             $   41,812
2006                                 36,576
2007                                 27,827
2008                                 21,288
2009                                 15,881
2010 and thereafter                  51,884
                                 ----------
                                 $  195,268
                                 ----------

      While the Company is liable for maintenance, insurance and other similar costs under most of its leases, such costs are not included in the future minimum lease payments.

8.    REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

      The authorized stock of Parent as of July 3, 2004 consists of:

      (i) 45,000 shares of Series A 12% mandatorily redeemable preferred stock, $0.01 par value, (Series A preferred stock) all of which were issued and outstanding as of July 3, 2004 and June 28, 2003. The original carrying value of the preferred stock of $36.4 million is being accreted to its redemption value of $45.0 million on May 11, 2008. The Series A preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual Series A preferred stock dividend dates are added to the liquidation value. The liquidation value was $86.9 million and $77.2 million as of July 3, 2004 and June 28, 2003, respectively. Accrued dividends were $41.9 million and $32.2 million at July 3, 2004 and June 28, 2003, respectively. The Series A preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The Series A preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

            As discussed in Note 2 above, as of July 3, 2004, the Series A 12% mandatorily redeemable preferred stock has been classified as a long term liability. Additionally, dividends and accretion attributable to these shares have now been classified as interest expense rather than direct charges against accumulated deficit. During the 53 weeks ended July 3, 2004, the Company recognized $10.5 million in dividends and accretion on the Series A preferred stock as interest expense, while in the 52 weeks ended June 28, 2003, the Company recognized a $9.0 million charge to accumulated deficit. The charges to interest expense resulting from the adoption of SFAS No. 150 are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future. The prior year classification of the Series A preferred stock has not been changed because the provisions of SFAS No. 150 do not permit restatement of financial statements for earlier years presented.

      (ii) 13,645,000 shares of Series B 5% convertible participating redeemable preferred stock, $0.01 par value, (Series B preferred stock) of which 9,541,968 and 7,241,490 shares were issued and outstanding as of July 3, 2004 and June 28, 2003, respectively. The Series B preferred stock votes on an "as-converted" basis with the Class A common stock and is redeemable at the holders' option, at any time on or after May 11, 2009. Dividends at the rate of 5.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual preferred stock dividend dates are added to the liquidation value. The liquidation value was $22.7 million and $16.7 million as of July 3, 2004 and June 28, 2003, respectively. Accrued dividends were $2.0 million and $1.0 million at July 3, 2004 and June 28, 2003, respectively. The Series B preferred stock may be converted into shares of the Company Class A common stock at any time at the then applicable conversion price, as defined in the purchase agreement, and all shares will automatically convert into shares of the Company Class A common stock (i) upon an election to so convert by holders of a majority of the Series B preferred stock or (ii) immediately prior to the consummation of a qualified initial public offering of common stock. The conversion rate was $2.174 as of July 3, 2004. 13,645,000 shares of Class A common stock has been reserved for the conversion of the Series B preferred stock. The Series B preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

      (iii) 17,500,000 shares of Class A common stock, $0.01 par value, (Class A common stock) of which 773,403 shares were issued and outstanding as of July 3, 2004 and June 28, 2003. At July 3, 2004, 526,582 shares of Class A common stock were reserved for issuance under the 1998 Stock Option Plan and the 1999 Non Employee Director Stock Option Plan. The Class A common stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

      (iv) 20,000 shares of Class B common stock, $0.01 par value, (Class B common stock) of which 20,000 shares were issued and outstanding as of July 3, 2004 and June 28, 2003. The Class B common stock votes together with the Class A common stock as a single class, with the holder of each share of common stock entitled to cast one vote. The holders of the Class B common stock have the exclusive right, voting separately as a class, to elect one member to the Board of Directors of Parent. Each share of the Class B common stock is convertible at the option of the holder, at any time, into one share of Class A common stock.

      The outstanding warrants of Parent as of July 3, 2004 consist of:

      (i) Warrants to purchase 64,231 shares of Class A common stock at a purchase price of $0.01 per share any time on or before May 11, 2008. The warrants were issued in connection with the sale of Series A preferred stock; the Company recognized discounts on the Series A preferred stock by allocating $8.6 million to the warrants representing the fair value of the warrants when issued.

      (ii) Warrants to purchase 562,500 shares of Class A common stock at a purchase price of $0.01 per share any time on or before May 11, 2009. The warrants were issued in connection with the sale of Series B preferred stock in fiscal year 2002. The Company did not recognize discounts on the Series B preferred stock, as the warrants had no fair value when issued.

      (iii) Warrants to purchase 1,692,423 shares of Class A common stock at a purchase price of $0.01 per share any time on or before May 11, 2009. The warrants were issued in connection with the commitment by LPA and other electing shareholders to purchase Series B preferred stock. The Company did not recognize discounts on the Series B preferred stock, as the warrants had no fair value when issued.

      Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to 6,669,734 shares of its Series B convertible preferred stock. In connection with such prospective issuance, Parent issued warrants to purchase 1,692,423 shares of its class A common stock, pro rata to each Electing Stockholder. All of the proceeds received by Parent from the issuance of the Series B preferred stock will be contributed to La Petite as common equity and are expected to be used by La Petite for general working capital and liquidity purposes.

      The Electing Stockholders are only required to purchase shares of Series B preferred stock if (a) the fixed charge coverage ratio at the end of a fiscal quarter (calculated in accordance with the terms of the Credit Agreement) is less than the fixed charge coverage ratio target set forth in the Credit Agreement with respect to such fiscal quarter (a "Fixed Charge Purchase"), (b) from time to time, the cash account of Parent and its subsidiaries is negative (as calculated in accordance with the provisions of Amendment No. 1 to the Securities Purchase Agreement) over a historical 4 or 5 week review period (a "Cash Shortfall Purchase"), or (c)
      (i) a payment default shall occur and be continuing under the Credit Agreement or (ii) following payment in full of the obligations under the Credit Agreement, a payment default shall occur and be continuing under the Indenture for the Senior Notes (a "Payment Default Purchase"). The aggregate number of shares to be purchased, if any, by the Electing Stockholders pursuant to a Fixed Charge Purchase shall be purchased within ten business days following the date that Parent is required to deliver its quarterly or annual, as applicable, financial information to the senior lenders pursuant to the terms of the Credit Agreement, and shall equal the quotient obtained by dividing (x) the amount of cash which would have been needed to increase the Parent's consolidated EBITDAR (as defined in the Credit Agreement) to an amount which would have satisfied the fixed charge coverage ratio target set forth in the Credit Agreement by (y) $2.174. The aggregate number of shares to be purchased, if any, by the Electing Stockholders pursuant to a Cash Shortfall Purchase shall be made on the tenth business day after the end of each review period, and shall equal (A) the sum of (x) the cash deficit and (y) $500,000, divided by (B) $2.174, less (C) the number of shares purchased pursuant to Cash Shortfall Purchases and Fixed Charge Purchases during the applicable review period. The aggregate number of shares to be purchased by the Electing Stockholders pursuant to a Payment Default Purchase shall be purchased within five (5) business days after notice of such default is delivered to the Electing Stockholders and shall equal (A) the amount of funds necessary to cure the payment default under the Credit Agreement or the Indenture for the Senior Notes, as applicable, divided by (B) $2.174. The Electing Stockholders have the right to purchase shares of Series B preferred stock at any time, in which case the aggregate number of shares of Series B preferred stock to be purchased by the Electing Stockholders with respect to a particular fiscal quarter or review period, as applicable, shall be reduced by the number of shares of Series B preferred stock purchased prior to the expiration of such fiscal quarter or review period. The obligation of each Electing Stockholder to purchase shares of Series B preferred stock shall expire on the earlier of (a) the date the Electing Stockholders purchase an aggregate of 6,669,734 shares of Series B preferred stock; and (b) the date the obligations (other than contingent obligations and liabilities) of Parent and its subsidiaries under (i) the Credit Agreement and (ii) the Indenture dated as of May 11, 1998, among the Corporation and certain of its subsidiaries and PNC Bank, National Association as trustee (as amended) are terminated.

      LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered and has received warrants to purchase 1,689,607 shares of Parent's class A common stock in connection with such commitment. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.8 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, and 919,963 shares of Series B preferred stock in December 2003 for $2.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in July 2003. Accordingly, at July 3, 2004, the remaining contingent equity commitment from the stockholders of Parent has been reduced to $8.8 million.

9.    BENEFIT PLAN

      The Company sponsors a defined contribution plan that was established on January 1, 2001 (the "2001 Plan") for substantially all employees. Eligible participants may make contributions to the 2001 Plan from 0% to 15% of their compensation (as defined). The Company may make contributions at the discretion of the Board of Directors. The Company made no contributions for fiscal years 2004 and 2003.

10.   COMMITMENTS AND CONTINGENCIES

      The Company has litigation pending which arose in the ordinary course of business. Litigation is subject to many uncertainties and the outcome of the individual matters is not presently determinable. It is management's opinion that this litigation will not result in liabilities that would have a material adverse effect on the Company's financial position, annual results of operations or annual cash flows. The Company has employment contracts with certain executive officers.

11.   STOCK-BASED COMPENSATION

      On August 27, 1995, the Board of Directors of Parent adopted the "Non-Qualified Stock Option Agreement" (1995 Plan). Under the terms of the 1995 Plan, the Board of Directors in their sole discretion granted non-qualified options for common stock of Parent to key executives of the Company. Options were granted pursuant to an agreement at the time of grant, and typically became exercisable in equal cumulative installments over a five-year period beginning one year after the date of grant. All such options granted expire on the tenth anniversary of the grant date. No market existed for the common stock of Parent, but options were granted at prices that, in the opinion of the Board of Directors, were equal to or greater than the fair value of the stock at the time of grant.

      Effective May 11, 1998, the Board of Directors of Parent adopted the "1998 Stock Option Plan" (1998 Plan). The 1998 Plan provides for the granting of Tranche A and Tranche B options to purchase up to 60,074 shares of the Parent's common stock. During the 2001 year, the Board of Directors of Parent amended the 1998 Plan, increasing to 230,000 the number of shares of the Parent's common stock that may be purchased. During the 2002 year, the Board of Directors of Parent amended the 1998 Plan, increasing to 725,000 the number of shares of the Parent's common stock that may be purchased. Tranche A options expire ten years from the date of grant and become exercisable ratably over 48 months. Tranche B options expire ten years from the date of grant and are exercisable only in the event of a change in control or a registered public offering of common stock which provides certain minimum returns (as defined).

      On August 19, 1999, Parent adopted the 1999 Stock Option Plan for Non-Employee Directors (1999 Plan). Under the terms of the 1999 Plan, 10,000 shares of Parent's common stock are reserved for issuance to non-employee directors at prices that approximate the fair value of a share of Parent's common stock at the date of issuance. Options vest ratably on the last day of each month over four years following the date of grant, if the person is a director on that day.

      On August 26, 2002, the Company granted options to purchase 180,254 shares of common stock of Parent at an exercise price of $0.01 to its then Chief Operating Officer (subsequently promoted to Chief Executive Officer). On August 26, 2002, the Company also granted options to purchase 270,381 shares of common stock of Parent at an exercise price of $0.01 to its Chief Executive

      Officer. In return for the grant of new options, the Chief Executive Officer forfeited all previous option grants. In February 2003, the former Chief Executive Officer exercised options to purchase 208,418 shares of common stock of LPA Holding at an exercise price of $0.01 and 61,963 options were cancelled.

      The 1995 Plan, the 1998 Plan, and the 1999 Plan were approved by the shareholders of Parent.

      Stock option transactions during the past three years have been as follows:

                                                           1998 PLAN                   1998 PLAN
                                                     -----------------------      ---------------------
                                 1995 PLAN                 TRANCHE A                    TRANCHE B                  1999 PLAN
                           ----------------------    ------------------------     ----------------------      ---------------------
                                        WEIGHTED                    WEIGHTED                   WEIGHTED                    WEIGHTED
                          OPTIONS      AVG. PRICE    OPTIONS       AVG. PRICE     OPTIONS     AVG. PRICE     OPTIONS     AVG. PRICE
                          -------      ----------    -------       ----------     -------     ----------     -------     ----------
Options outstanding
   at June 30, 2001        3,213       $   21.97     189,610       $   66.92         600      $  133.83       3,900       $   66.92
                           -----       ---------     -------       ---------      ------      ---------       -----       ---------
     Granted
     Exercised
     Canceled                                         70,000       $   66.92
                           -----       ---------     -------       ---------      ------      ---------       -----       ---------
Options outstanding
   at June 29, 2002        3,213       $   21.97     119,610       $   66.92         600      $  133.83       3,900       $   66.92
                           -----       ---------     -------       ---------      ------      ---------       -----       ---------
     Granted                                         450,635       $    0.01
     Exercised                                       208,418       $    0.01
     Canceled                                        131,773       $   35.46
                           -----       ---------     -------       ---------      ------      ---------       -----       ---------
Options outstanding
   at June 28, 2003        3,213       $   21.97     230,054       $   14.49         600      $  133.83       3,900       $   66.92
                           =====       =========     =======       =========      ======      =========       =====       =========
     Granted
     Exercised
     Canceled
                           -----       ---------     -------       ---------      ------      ---------       -----       ---------
Options outstanding
   at July 3, 2004         3,213       $   21.97     230,054       $   14.49         600      $  133.83       3,900       $   66.92
                           =====       =========     =======       =========      ======      =========       =====       =========
Options exercisable
at July 3, 2004            3,213                     135,703                                                  3,900
                           =====                     =======                      ======                      =====
Options available for
grant at June 3, 2004                                271,512                      14,416                      6,100
                           =====                     =======                      ======                      =====

                                         OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                 ------------------------------------      ----------------------
                                            WEIGHTED
                                             AVERAGE          WEIGHTED                   WEIGHTED
                                            REMAINING         AVERAGE                    AVERAGE
     RANGE OF                    NUMBER    CONTRACTUAL       EXERCISE        NUMBER      EXERCISE
  EXERCISE PRICE              OUTSTANDING    LIFE             PRICE       EXERCISABLE     PRICE
-------------------------------------------------------------------------------------------------
1995 Plan:
      $ 18.00                      2,463    1.2 years         $ 18.00          2,463      $ 18.00
      $ 35.00                        750    2.5 years         $ 35.00            750      $ 35.00
-------------------------------------------------------------------------------------------------
      $ 18.00 to $    35.00        3,213    1.5 years         $ 21.97          3,213      $ 21.97
=================================================================================================
1998 Tranche A:
      $ 66.92                     49,800    5.8 years         $ 66.92         49,331      $ 66.92
      $  0.01                    180,254    8.8 years         $  0.01         86,372      $  0.01
-------------------------------------------------------------------------------------------------
      $ 66.92                    230,054    8.1 years         $ 14.49        135,703      $ 24.33
=================================================================================================
1998 Tranche B
      $133.83                        600    3.9 years         $133.83
=================================================================================================
1999 Plan
      $ 66.92                      3,900    5.1 years         $ 66.92          3,900      $ 66.92
=================================================================================================

      The Company accounts for all opt ions in accordance with APB Opinion No. 25, which requires compensation cost to be recognized only on the excess, if any, between the fair value of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has been recognized for stock options granted.

12.   RESTRUCTURING CHARGES

      In the 2004 year, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of reducing the reserves by $0.9 million. These adjustments included restructuring charges of $0.5 million, primarily due to repairs and maintenance costs related to closed schools, offset by recoveries of $1.5 million principally due to settlement of lease liabilities for less than the recorded reserves. In the 2004 year, the Company also recognized restructuring charges of $0.1 million in connection with the closure of 6 schools. In the 2003 year, the Company recognized restructuring charges of $7.4 million in connection with the closure of 73 schools and $0.4 million in connection with the write-down to fair market value of real estate properties held for disposal, offset by recoveries of $2.9 million principally due to settlement of lease liabilities for less than the recorded reserves. In the 2002 year, the Company recognized a restructuring charge of $3.2 million in connection with the closure of seven Academies and one divisional office. The charges consisted principally of the present value of rent (net of anticipated sublease income), real estate taxes, common area maintenance charges, and utilities, the write-off of goodwill associated with closed Academies, and the write-down of fixed assets to fair market value. Included in the restructuring charges, were non-cash charges of $0.0 million, $1.7 million and $1.6 million in fiscal years 2004, 2003 and 2002 respectively. As of July 3, 2004, the remaining reserves for closed schools primarily reflect the present value of future rent payments for closed facilities. The leases on the closed facilities expire between fiscal year 2005 and 2014.

      A summary of the restructuring reserve activity is as follows, with dollars in thousands:

                                          CLOSED SCHOOL
                                            RESERVE
                                            -------
Balance at June 30, 2001                    $ 6,565
Reserves recorded in fiscal year 2002         3,208
Recoveries recorded in fiscal year 2002           -
Amount utilized in fiscal year 2002          (5,175)
                                            -------
Balance at June 29, 2002                      4,598
Reserves recorded in fiscal year 2003         7,788
Recoveries recorded in fiscal year 2003      (2,880)
Amount utilized in fiscal year 2003          (5,040)
                                            -------
Balance at June 28, 2003                      4,466
Reserves recorded in fiscal year 2004           620
Recoveries recorded in fiscal year 2004      (1,484)
Amount utilized in fiscal year 2004          (2,026)
                                            -------
Balance at July 3, 2004                     $ 1,576
                                            =======

      On the consolidated balance sheet, the current portion of the restructuring reserve is presented in the reserve for closed academies line item, and the long-term portion is included in the other long-term liabilities line item.

13.   ASSET IMPAIRMENTS

      During fiscal years 2004 and 2003, the Company identified conditions, including a projected current year operating loss as well as negative cash flows in certain of the Company's schools, as indications that the carrying amount of certain long-lived assets may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of long-lived assets at these schools using a cash flow projection based on the remaining useful lives of the assets. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets at certain of these schools. As a result, the Company recognized impairment losses of $0.7 million and $3.1 million related to property and equipment in fiscal 2004 and 2003, respectively. During fiscal year 2002, the Company recognized asset impairment losses of $57.4 million. The Company identified conditions, including a projected current year consolidated operating loss as well as negative cash flows in certain of the Company's regional and division operations, as an indication that the carrying amount of certain long-lived assets, primarily goodwill, may not be recoverable. In accordance with the Company's policy, management assessed the recoverability of those long-lived assets using a cash flow projection based on the remaining useful life. Based on this projection, the cumulative cash flow over the remaining depreciation or amortization period was insufficient to recover the carrying value of the assets. In addition, the Company evaluated the carrying-value of its remaining goodwill in accordance with Accounting Principles Board Opinion No. 17 and determined that the goodwill was fully impaired. As a result, the Company recognized impairment losses of $57.4 million related to the long-lived assets, of which $52.3 million related to goodwill and $5.1 million related to property and equipment in fiscal 2002.

14.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Following is a summary of amounts reported in the Company's Quarterly Reports on Form 10-Q.

                                          13 WEEKS       12 WEEKS       12 WEEKS       16 WEEKS
                                            ENDED         ENDED           ENDED          ENDED
  FISCAL YEAR 2004                         JULY 3,         APRIL         JANUARY        OCTOBER
  IN THOUSANDS OF DOLLARS                   2004          3, 2004       10, 2004       18, 2003
                                          ---------      ---------      ---------      ---------
Revenue                                   $  99,262      $  90,617      $  82,881      $ 110,731

Operating expenses:
  Salaries, wages and benefits               55,081         50,342         45,859         63,563
  Facility lease expense                     10,557         10,427         10,426         13,514
  Depreciation                                2,092          1,996          2,016          2,672
  Restructuring charges (recoveries)            180           (221)          (857)            34
  Asset impairments                             692              -              -              -
  Provision for doubtful accounts               608            394            772            716
  Other                                      21,053         20,352         20,020         29,739
                                          ---------      ---------      ---------      ---------

Total operating expenses                     90,263         83,290         78,236        110,238
                                          ---------      ---------      ---------      ---------

Operating income                              8,999          7,327          4,645            493

Interest expense
  Interest on debt                            4,661          4,546          4,557          6,101
  Dividends and accretion on Series           2,669          2,458          2,261          3,101
  A preferred stock
Interest income                                 (12)           (11)            (9)           (11)
                                          ---------      ---------      ---------      ---------
      Net interest expense                    7,318          6,993          6,809          9,191
                                          ---------      ---------      ---------      ---------
Income (loss) before income taxes             1,681            334         (2,164)        (8,698)
Provision (benefit) for income taxes             (5)           (66)            59             78
                                          ---------      ---------      ---------      ---------
Net income (loss)                         $   1,686      $     400      $  (2,223)     $  (8,776)
                                          =========      =========      =========      =========

                                                                     (continued)

                                         12 WEEKS       12 WEEKS        12 WEEKS      16 WEEKS
                                           ENDED         ENDED           ENDED          ENDED
  FISCAL YEAR 2003                        JUNE 28,        APRIL         JANUARY        OCTOBER
  IN THOUSANDS OF DOLLARS                   2003         5, 2003       11, 2003       19, 2002
                                         ---------      ---------      ---------      ---------
Revenue                                  $  93,128      $  93,546      $  86,653      $ 116,838

Operating expenses:
  Salaries, wages and benefits              50,077         49,744         48,561         66,032
  Facility lease expense                    10,378         10,680         10,633         13,961
  Depreciation and amortization              2,288          2,407          2,442          3,235
  Restructuring charges                      1,046          2,186            428          1,248
  Asset impairments                          3,057              -              -              -
  Provision for doubtful accounts              605            649            710            838
  Other                                     22,821         21,968         22,264         36,227
                                         ---------      ---------      ---------      ---------

Total operating expenses                    90,272         87,634         85,038        121,541
                                         ---------      ---------      ---------      ---------
Operating income (loss)                      2,856          5,912          1,615         (4,703)

Interest expense
  Interest on debt                           4,808          4,977          5,013          6,711
Interest income                                (14)           (17)           (22)           (74)
                                         ---------      ---------      ---------      ---------
      Net interest expense                   4,794          4,960          4,991          6,637
                                         ---------      ---------      ---------      ---------

Income (loss) before income taxes           (1,938)           952         (3,376)       (11,340)
Provision (benefit) for income taxes           (42)            59            151             78
                                         ---------      ---------      ---------      ---------
Net income (loss)                        $  (1,896)     $     893      $  (3,527)     $ (11,418)
                                         =========      =========      =========      =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of July 3, 2004 the Company evaluated the effectiveness of the design and operation of its Disclosure Controls pursuant to Rule 15d-15 of the Exchange Act. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). This evaluation resulted in the identification of certain material weaknesses in the Company's Internal Controls primarily related to the lack of consistent understanding and compliance with the Company's policies and procedures at several of its field locations, and weaknesses in the information technology control environment.

Over the past year the Company has implemented compensating controls to mitigate these weaknesses to ensure that information required to be disclosed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported to its senior management. These compensating controls include, but are not necessarily limited to, (i) increasing field academy management policy and system training, (ii) increasing the number and the scope of financial field audits of academies, (iii) implementation of a centralized sales audit function,
(iv) increasing divisional financial staff accountability to ensure field adherence to financial policies and internal controls, and (v) the performance of additional reconciliations and analytical reviews.

The Company is committed to continuing the process of identifying, evaluating and implementing corrective actions, including enhancements to the Company's field reporting systems and its information technology controls, where required to improve the effectiveness of its Disclosure Controls on an overall basis.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and after giving effect to the compensating controls and procedures discussed above, the Disclosure Controls are effective, at a reasonable level of assurance, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Other than the continuing impact of the corrective actions discussed above, there have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

                                  * * * * * * *

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and current position held by the persons who are the directors and executive officers of the Company:

Name                                               Age                        Position
----                                               ---                        --------
Stephen P. Murray ...............................  42      Chairman of the Board and Director
Gary A. Graves...................................  44      Chief Executive Officer, President, Chief Operating Officer and Director

Glenn H. Gage ...................................  62      Director
Terry D. Byers ..................................  50      Director
Robert E. King ..................................  69      Director
Kevin G. O'Brien ................................  38      Director
Ronald L. Taylor ................................  60      Director
Neil P. Dyment ..................................  49      Senior Vice President, Chief Financial Officer

Hugh W. Tracy ...................................  42      Vice President, Chief Information Officer
William C. Buckland .............................  57      Vice President, People
Paul G. Kreuser .................................  43      Vice President, Field Support Services
Gregory S. Davis  ...............................  42      Vice President, General Counsel and Secretary

William H. Van Huis .............................  47      Vice President, Chief Revenue Officer
Lisa J. Miskimins ...............................  43      Vice President, Central Region
Lawrence Appell .................................  54      Vice President, Western Region
Stephanie L. Pasche..............................  41      Vice President, Texas
Leah L. Oliva....................................  42      Vice President, Florida
Rebecca L. Perry ................................  49      Vice President, Montessori and Governmental Affairs

The business experience during the last five years and other information relating to each executive officer and director of the Company is set forth below.

Stephen P. Murray became the Chairman of the Board in January 2000 and has been a Director of the Company since May 1998. Mr. Murray has been a General Partner of J.P. Morgan Partners, LLC (JPMP) since 1994. From 1988 to 1994 Mr. Murray was a Principal at JPMP. Prior thereto, he was a Vice President with the Middle-Market Lending Division of Manufacturers Hanover. Mr. Murray has a BA from Boston College and a MBA from Columbia Business School. He also serves as a director of Cornerstone Brands, ERisk, The Excite Network, National Waterworks, Inc., Pinnacle Foods Group, Inc., and Strongwood Holdings, Zoots, Inc. and is a Board Observer at Cabela's Inc.

Gary A. Graves joined La Petite Academy in August 2002 as the Chief Operating Officer and became President and Chief Executive Officer in December 2002. Prior to joining the Company, Mr. Graves was Chief Operating Officer of InterParking, Inc. from 1998 to 2001. From 1996 to 1998, he was Executive Vice President for Boston Market, Inc. From 1989 to 1996, Mr. Graves held various positions in Operations for PepsiCo. Prior to joining PepsiCo, Mr. Graves was a consultant for McKinsey and Company. He has a BS in Chemical Engineering from the University of Michigan and a MBA from the University of Chicago. Mr. Graves also serves on the board for the Make-A-Wish Foundation of Illinois, having been elected to the board in 2003.

Glenn H. Gage has been a Director of the Company since March 2003. From August 1998 until March 2001, Mr. Gage was the Senior Vice President and Chief Financial Officer of National Steel Corporation. From 1995 until 1998, Glenn was the Senior Vice President and Chief Financial Officer of Uarco Incorporated, where he also served as a member of the Board of Directors. Until 1995, Mr. Gage was a Partner with Ernst & Young. Mr. Gage has an MS in Accounting from the University of California at Los Angeles and a BS in Accounting from the California State University at Fresno. He is a CPA.

Terry D. Byers has been a Director of the Company since December 1998. Ms. Byers has more than 20 years experience in information technology ranging from hands-on systems design and development to executive management. She has extensive experience in designing and architecting enterprise-level IT Infrastructures, developing and integrating business information systems, implementing large ERP applications, and developing and deploying technology-based solutions to clients. Since 1996, Ms. Byers has been an Executive Vice President and the Chief Technology Officer for Teleflora, LLC. She holds a Bachelors of Business Administration degree in Computer Science from the University of Central Oklahoma.

Robert E. King has been a Director of the Company since May 1998. Mr. King is Chairman of Salt Creek Ventures, LLC, a private equity company he founded in 1994. Salt Creek Ventures, LLC is an organization specializing in equity investments in technology and education companies. Mr. King is also Chairman of Deltak edu, Inc. a company that invests in career-oriented for-profit colleges. Mr. King has been involved over the past 33 years as a corporate executive and entrepreneur in technology-based companies. From 1983 to 1994, he was President and Chief Executive Officer of The Newtrend Group. Mr. King has participated as a founding investor in five companies. Mr. King has a BA from Northwestern University.

Kevin G. O'Brien has been a Director of the Company since May 2002. Mr. O'Brien has been a Principal of JPMP since 2000. From 1994 to 2000, Mr. O'Brien was a Vice President in the High Yield Capital Markets and High Yield Corporate Finance Groups at Chase Securities Inc. (and prior to merging in 1996, Chemical Securities, Inc.). From 1988 to 1992 he was a commissioned officer in the U.S. Navy. Mr. O'Brien has a BA from the University of Notre Dame and a MBA from the Wharton School of the University of Pennsylvania. He also serves as director of National Waterworks, Inc and Pinnacle Foods Group, Inc.

Ronald L. Taylor has been a Director of the Company since April 1999. Mr. Taylor has been President and CO-CEO of DeVry, Inc. since 1987 and, on July 1, 2004, became CEO of DeVry, Inc. He is Chairman of the Proprietary Schools Advisory Committee for the Illinois Board of Higher Education; a member of the Board of Trustees for the Higher Learning Commission of the North Central Association of Colleges and Schools. He serves on the Board of Directors of DeVry, Inc. and the Better Business Bureau of Chicago & Northern Illinois, Inc. Mr. Taylor has a BA from Harvard University and received his MBA from Stanford University.

Neil P. Dyment joined the Company in August 2003 as the Chief Financial Officer. Prior to joining La Petite, Mr. Dyment was employed by Argus Management Corporation from 2001 to 2003 providing financial consulting and interim financial management services to companies undergoing restructuring. Mr. Dyment served as interim Corporate Controller at the Company from June 2002 to December 2002 and has been providing other financial advisory services to the Company since. Prior to joining Argus Management Corporation, Mr. Dyment was Plant Manager for Chemfab Corporation from 1996 to 2000. Prior to rejoining Chemfab Corporation in 1996, Mr. Dyment served in a variety of financial capacities for various companies including Corporate Controller at Chemfab from 1986 - 1991 and a variety of financial positions at Textron Corporation (formerly AVCO Corporation) from 1977 to 1984. He has a BS in Business Administration with an accounting major from Northeastern University.

Hugh W. Tracy joined the Company as the Chief Information Officer in July 2003. Prior to joining La Petite, Mr. Tracy was the Chief Information Officer at InterPark, Inc. from 1999-2002. From 1989-1998, Mr. Tracy held various positions in Information Technology and Operations for McDonalds Corporation and its licensees. He has a BS in Information and Computer Science from the Georgia Institute of Technology (Georgia Tech) and an MBA from the Wharton School, University of Pennsylvania.

William C. Buckland joined the Company in July 2001 as Vice President, People. From 1993 to 2001, Mr. Buckland was Vice President, Human Resources of Allied Van Lines, Inc. From 1990 to 1992, he was the Director, Human Resources for SuperAmerica Group, a subsidiary of Ashland Oil. From 1969 to 1990 Mr. Buckland held various operating and Human Resources positions with the Montgomery Ward Company. He has a BBA from the University of Kentucky.

Paul G. Kreuser became Vice President, Field Support Services of the Company in November of 2002, with responsibility for the purchasing, facilities, engineering and fleet operations. Mr. Kreuser joined the Company in 2001 as the Director of Operations Support. From 1999 to 2000, Mr. Kreuser was the Director of Supply Chain for Amazon.com. Prior to 1999, his experience included senior management positions with DSC Logistics, Office Depot and Federal Express. Mr. Kreuser has a BS in Mathematics from the University of Illinois.

Gregory S. Davis joined the Company in May 2003 as the Vice President, General Counsel. He subsequently assumed the position of Corporate Secretary. Prior to joining the Company, Mr. Davis was one of three Andersen Partners with lead responsibility for the international firm's expansions and alliances. From 1991-2001, he was a Partner in Andersen's Legal Group, responsible for litigation and risk management. Mr. Davis practiced commercial litigation in the Chicago headquarters of Seyfarth, Shaw, Fairweather & Geraldson from 1987-1991. He holds a BA from Indiana University and a J.D. from Boston University School of Law.

William H. Van Huis joined the Company in December 2002 as the Chief Revenue Officer. Prior to joining La Petite Academy, Mr. Van Huis was the Vice President of Marketing for Childtime Childcare, Inc., from 1990 to 2001. From 1986 to 1990 Mr. Van Huis was National marketing Manager for Zebart International Corporation/TKD North America, an automotive aftermarket firm. He holds a BA from Michigan State University.

Lisa J. Miskimins became the Vice President of the Central Division of the Company in June 2000. Ms. Miskimins is responsible for the supervision of 147 locations in 12 states. From 1997 to 2000, Ms. Miskimins was an Area Vice President with supervisory responsibility for the operations of the Company in eight midwestern states. She was a Divisional Director of 72 schools in three states from 1994 to 1997. She began her career with the Company in 1983 as a Preschool Teacher. Ms. Miskimins has a BA in Elementary Education and English.

Lawrence "Larry" Appell joined La Petite Academy as the Western Division Vice President in January 2003. Mr. Appell is responsible for the supervision of 141 locations in 9 states. Prior to joining La Petite, Mr. Appell served as President of the International Division of Futurekids, Inc., the world's largest provider of technology education for children from 2000-2003. From 1995-2000 he was the President of Westlake Management Co., LLC, a boutique investment capital and business incubator, From 1983-1995 Mr. Appell held various senior management positions with The H.J. Heinz Company in their Weight Watchers division and The Quaker Oats Company in their Pritikin division. Mr. Appell was a management consultant from 1974-1983. He has a BA from the City University of New York and a MS in Counselor Education from St. John's University.

Stephanie L. Pasche joined La Petite Academy as the Vice President of the Texas Division in April 2004. Ms. Pasche is responsible for the supervision of 83 locations in Texas. Ms. Pasche's background includes the position of Director of Store Operations for Brookstone from 1994 to 2002. Ms. Pasche has a BA in Business from the University of Northern Iowa.

Leah L. Oliva joined La Petite Academy as the Vice President of the Southeastern Division in June 2004. Ms. Oliva is responsible for the supervision of 114 locations in Florida, Georgia, and Alabama. Prior to her joining La Petite Academy, Ms. Oliva has 25 years experience in the Retail field working for several internationally recognized name brands including London Fog Industries and Esprit de Corp. Most recently she was with Build A Bear Workshop as Bearitory Leader for the Florida and North Carolina stores. Ms. Oliva received her Associate of the Arts from the University of South Florida.

Rebecca L. Perry is the Vice President, Montessori and Governmental Affairs for the Company, having served in a variety of leadership roles from 2000-2003. Previously, she was the Executive Vice President of Operations from 1997 to 2000. From 1993 to 1997, Ms. Perry was a Senior Vice President and Eastern Operating Officer. From 1988 to 1993, she was Assistant Vice President of Operations with supervisory responsibility for the operations of the Company in 14 southern and midwestern states. From 1985 to 1988, she served as Divisional Director of Florida and from 1981 to 1985 she served as Regional Director of Tampa. Prior to joining the Company, Ms. Perry held various positions in the childcare industry. Ms. Perry studied childhood education at The University of South Florida.

BOARD COMMITTEES AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Board of Directors has an Audit Committee consisting of Glenn H. Gage, Stephen P. Murray and Kevin G. O'Brien, and a Compensation Committee consisting of Stephen P. Murray and Robert E. King. The Audit Committee reviews the scope and results of audits and internal accounting controls and all other tasks performed by the Company's independent public accountants. The Compensation Committee determines compensation for the executive officers and administers the 1998 Option Plan and the Non-Employee Director Plan. None of the Company's executive officers has served as a director or member of the compensation committee (or other committee forming an equivalent function) of any other entity whose executive officers served as a director of or member of the Compensation Committee of the Company's Board of Directors.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Glenn H. Gage is an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K of the Exchange Act and that he is "independent" as such term is used in Item 7(d)(iv) of
Schedule 14A under the Exchange Act assuming that the listing standards of the The Nasdaq Stock Market, Inc. had applied.

COMPENSATION OF DIRECTORS

The members of the Board of Directors are reimbursed for out-of-pocket expenses related to their service on the Board of Directors or any committee thereof. In addition, members of the Board of Directors who are neither officers of the Company nor employed by JPMP or any of its partners are entitled to receive an attendance fee of $1,500 for each meeting attended.

On August 19, 1999, Parent adopted the LPA Holding Corp. 1999 Stock Option Plan for Non-Employee Directors (1999 Plan). The purpose of the plan is to provide a means for attracting, retaining, and incentivizing qualified directors. Under the terms of the plan, 10,000 shares of Parent's common stock are reserved for issuance to non-employee directors.

Non-employee directors may exercise their options to purchase shares of Parent's common stock once those options have vested. One-forty eighth of the options become vested on the last day of each month following the date of grant, if the person is a director on that day. Each option entitles the director to purchase one share of Parent's common stock. The exercise price will equal the fair market value on the date of grant of the option to the non-employee director. Vested options and shares of common stock may be repurchased from any non-employee director who ceases to be a director for any reason. Any options that have not vested at the time the non-employee director ceases to be a director are forfeited

CODE OF ETHICS

The Company has adopted a code of ethics for all Associates, including the chief executive officer and chief financial officer. The Company undertakes to provide a copy of such code of ethics to any person, without charge, upon written request to LPA Holding Corp., 130 South Jefferson Street, Suite 300, Chicago, Illinois 60661, Attention: General Counsel.

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation earned for the 53 weeks ended July 3, 2004 (2004), and the 52 weeks ended June 28, 2003 (2003), and June 29, 2002 (2002), by the Company's Chief Executive Officer and the four other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the 2004 fiscal year (collectively the "named executive officers"):

                                                  SUMMARY COMPENSATION TABLE
                                                 COMPENSATION FOR THE PERIOD
                                                 ---------------------------
                                                                   ANNUAL                  LONG-TERM              ALL OTHER
                                                                COMPENSATION             COMPENSATION           COMPENSATION
                                                                ------------             ------------           ------------
                                                                                          NUMBER OF
                                                                                          SECURITIES
                                                                                          UNDERLYING
NAME AND PRINCIPAL POSITION                      YEAR      SALARY        BONUS         OPTION/SAR AWARDS
                                                 ----      ------        -----         -----------------
Gary A. Graves                                   2004     $411,583     $390,108
   Chief Executive Officer, President,           2003      289,423(1)   375,000          180,254
   Chief Operating Officer and Director

Neil P. Dyment                                   2004      216,346(2)    77,668
   Senior Vice President, Chief
   Financial Officer

Gregory S. Davis                                 2004      205,808       74,533
   Vice President, General Counsel               2003       30,769(3)
   and Secretary

Hugh W. Tracy                                    2004      154,973(4)    57,024                                  $   13,048(5)
   Vice President, Chief Information
   Officer

Lisa J. Miskimins                                2004      153,298       55,781                                       4,607(6)
   Vice President, Central Region                2003      144,519        5,413                                      10,860(6)
                                                 2002      121,448

(1) Mr. Graves joined the Company in August 2002. Fiscal 2003 compensation covers 44 weeks from August 26, 2002 through June 28, 2003.

(2) Mr. Dyment joined the Company in August 2003. Fiscal 2004 compensation covers 46 weeks from August 18, 2003 through July 3, 2004.

(3) Mr. Davis joined the Company in May 2003. Fiscal 2003 compensation covers 8 weeks from May 5, 2003 through June 28, 2003.

(4) Mr. Tracy joined the Company in July 2003. Fiscal 2004 compensation covers 49 weeks from July 28, 2003 through July 3, 2004.

(5) Represents payments to cover transitional health care costs at time of hire.

(6)   Represents auto allowance.

The table below presents information relating to grants to the named executive officers of options to purchase common stock of Company. There were no Options/SAR Grants granted in fiscal year 2004.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR END OPTION/SAR VALUES

                                                                                NUMBER OF
                                                                               SECURITIES
                                                                               UNDERLYING                  VALUE OF
                                                                               UNEXERCISED               IN-THE-MONEY
                                                                              OPTIONS/SARs               OPTIONS/SARs
                                                                              AT FY END (#)               AT FY END (1)

                                     SHARES ACQUIRED        VALUE             EXERCISABLE/               EXERCISABLE/
      NAME                           ON EXERCISE (#)       REALIZED           UNEXERCISABLE              UNEXERCISABLE
Gary A. Graves                                                                86,372 / 93,882(2)             0 / 0

Neil  P. Dyment                                                                 None / None              n/a / n/a

Gregory S. Davis                                                                None / None              n/a / n/a

Hugh W. Tracy                                                                   None / None              n/a / n/a

Lisa J. Miskimins                                                                  20,000 / 0(3)             0 / 0

(1) The equity of the Company is not traded and there is no market for pricing the value of the options. "In the Money" calculations are based on the estimated enterprise value of the Company adjusted for debt, preferred stock, common shares issued and retired, warrants and options and adjustments for market liquidity and a control premium.

(2) The Board of Directors granted to certain key executives Tranche A options at $0.01 per share, an amount that approximates the fair value of a share of common stock of the Company at the date of the grant. These options become exercisable ratably over forty-eight months and expire ten years from the date of grant.

(3) The Board of Directors granted to certain key executives Tranche A options at $66.92 per share, an amount that approximates the fair value of a share of common stock of the Company at the date of the grant. These options become exercisable ratably over forty-eight months and expire ten years from the date of grant

EMPLOYMENT CONTRACTS

The Company has entered into an employment agreement with Gary A. Graves. The Employment Agreement provides for Mr. Graves to receive a base salary, subject to annual performance adjustments, of $350,000 plus a bonus of up to 150% of base salary. Mr. Graves is also entitled to receive a cash Interim Bonus with respect to the Company's fiscal year ending in June 2003. Mr. Graves shall also receive options to purchase 180,254 shares of Company stock at an exercise price of $0.01 per share. The term of the Employment Agreement is three years subject to one-year automatic renewals. The Employment Agreement provides that the executive is entitled to participate in the health and welfare benefit plans available to the Company's other senior executives. The Employment Agreement also provides for severance in the case of termination without 'cause' or a resignation with 'good reason' in an amount equal to one year of base salary plus a prorated bonus as described in the agreement and a cash lump sum equal to
(a) any compensation payments deferred by Mr. Graves, together with any applicable interest or other accruals and (b) any unpaid amounts, as of the date of such termination, in respect of the Bonus for the fiscal year ending before the fiscal year in which such termination occurs. Included in the severance in the case of termination without 'cause' or resignation with 'good reason' is one year of coverage under and participation in the Company's employee benefit program. The Employment Agreement also contains customary non-disclosure, non-competition and non-solicitation covenants.

1998 OPTION PLAN

The Company adopted the 1998 Plan pursuant to which options, which currently represent 2.8% of Parent's common stock, on a fully diluted basis, are available to grant. The 1998 Plan provides for the granting of Tranche A and Tranche B options to purchase up to 60,074 shares of Parent's common stock. During fiscal year 2002, the Company amended the 1998 Plan, increasing to 725,000 the number of options available for grant. The options will be allocated in amounts to be agreed upon between LPA and Parent. Seventy-five percent of the options will vest over four years and twenty-five percent of the options will vest if certain transactions are consummated which generate certain minimum returns to LPA. The exercise price for the time vesting options will be 50% of the per share price paid by LPA for its common stock of Parent and the exercise price for the remaining options will be 100% of the per share price paid by LPA for its common stock of Parent. The options expire 10 years from the date of grant. Options to purchase 230,654 shares of Parent's common stock are currently outstanding under the 1998 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of La Petite's common stock is held by LPA Holding Corp. (Parent). As of July 3, 2004, LPA Investment LLC (LPA) owned 66.0% of the outstanding common stock of Parent (approximately 93.8% on a fully diluted basis, including the warrants described below) and Vestar, the former principal stockholder of the Company, and La Petite's current and former management own approximately 2.7%, 1.2% and 30.1%, respectively, of the outstanding common stock of Parent (approximately 0.2%, 2.0% and 1.8%, respectively, on a fully diluted basis). In connection with the purchases of preferred stock of Parent, described below, LPA received warrants to purchase shares of Parent's common stock that currently represents the right to acquire approximately 17.6% of Parent's common stock on a fully diluted basis.

In connection with the recapitalization, LPA purchased redeemable preferred stock (Series A preferred stock) of Parent and warrants to purchase 42,180 shares of Parent's common stock on a fully diluted basis for aggregate cash consideration of $30.0 million, the proceeds of which were contributed by Parent to common equity. On December 15, 1999, LPA acquired an additional $15.0 million of Parent's Series A preferred stock and received warrants to purchase an additional 22,051 shares of Parent's common stock on a fully diluted basis. The $15.0 million proceeds received by Parent were contributed to common equity.

The Series A preferred stock is not redeemable at the option of the holder prior to the maturity of the notes and dividends are not payable in cash prior to the seventh anniversary of the consummation of the transactions. Thereafter, Parent may pay dividends in cash subject to any restrictions contained in the Company's indebtedness, including the Credit Agreement and the indenture.

Following the consummation of the recapitalization, Parent and its stockholders, including all holders of options and warrants, entered into a Stockholder's Agreement. The Stockholders' Agreement contains restriction on the transferability of Parent common stock, subject to certain exceptions. The Stockholder' Agreement also contains provisions regarding the designation of members of the Board of Directors and other voting arrangements. The Stockholders' Agreement will terminate at such time as Parent consummates a qualified public offering.

The Stockholders' Agreement restricts transfers of common stock of Parent by, among other things (i) granting rights to all stockholders to tag along on certain sales of stock by LPA and management, (ii) granting rights to LPA to force the other stockholders to sell their common stock on the same terms as sales of common stock by LPA, and (iii) granting preemptive rights to all holders of 2% or more of Parent's common stock in respect of sales by other stockholders.

The Stockholder's Agreement provides that the Board of Directors of Parent shall consist of 5 to 8 persons as determined pursuant to the Stockholders Agreement. The Stockholder's Agreement further provides that LPA is entitled to designate four of the directors, one of whom is entitled to three votes as a director. Messrs. Murray, O'Brien and King have been elected as directors pursuant to this provision with Mr. King being entitled to three votes as a director. On December 11, 2002 the Stockholder's Agreement was amended to provide that the remaining directors will be the Chief Executive Officer of Parent and up to three other directors designated by the foregoing directors.

The Stockholders' Agreement also contains covenants in respect of the delivery of certain financial information to Parent's stockholders and granting access to Parent's records to holders of more than 2% of Parent's common stock.

A majority of the economic interests of LPA is owned by J.P. Morgan Partners (23A SBIC), LLC (JPMP SBIC) an affiliate of JPMP, and a majority of the voting interests of LPA is owned by an entity controlled by Robert E. King, one of Parent's Directors. However, pursuant to the LPA Operating Agreement, as amended, if certain triggering events occur and notice is given by JPMP SBIC to LPA that it is exercising its rights thereunder, JPMP SBIC will have the right to vote a majority of the voting interests of LPA. Accordingly, if these triggering events occur and notice is given, through its control of LPA, JPMP SBIC would be able to elect a majority of the Board of Directors of Parent. As a licensed small business investment company, or SBIC, JPMP SBIC is subject to certain restrictions imposed upon SBICs by the regulations established and enforced by the United States Small Business Administration. Among these restrictions are certain limitations on the extent to which an SBIC may exercise control over companies in which it invests. As a result of these restrictions, unless certain events described in the operating agreement occur, JPMP SBIC may not own or control a majority of the outstanding voting stock of LPA or designate a majority of the members of the Board of Directors. Accordingly, while JPMP SBIC owns a majority of the economic interests of LPA, JPMP SBIC owns less than a majority of LPA's voting stock. LPA also agreed not to take certain actions in respect of the common stock of Parent held by LPA without the consent of JPMP SBIC. At no time prior to the date hereof, has JPMP SBIC exercised such voting rights.

In connection with the recapitalization, Parent and its stockholders following consummation of the recapitalization entered into a Registration Rights Agreement. The Registration Rights Agreement grants stockholders demand and incidental registration rights with respect to shares of capital stock held by them and contains customary terms and provisions with respect to such registration rights.

Pursuant to a pre-emptive offer dated November 13, 2001, Parent offered all of its stockholders the right to purchase up to their respective pro rata amount of a newly created class of Series B convertible redeemable participating preferred stock (Series B preferred stock) and warrants to purchase common stock of Parent. The Series B preferred stock is junior to the Series A preferred stock of Parent in terms of dividends, distributions, and rights upon liquidation. Parent offered and sold $15.0 million of Series B preferred stock of Parent and warrants to purchase 562,500 shares of common stock of Parent.

All of the proceeds received by Parent from the sale of Series B preferred stock and warrants have been contributed to La Petite as common equity. In connection with such purchase, the banks waived their right under the Credit Agreement to require that the proceeds be used to repay amounts outstanding under the Credit Agreement.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the "Electing Stockholders"), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to 6,669,734 shares of its Series B convertible preferred stock. In connection with such prospective issuance, Parent issued warrants to purchase 1,692,423 shares of its class A common stock, pro rata to each Electing Stockholder. All of the proceeds received by Parent from the issuance of the Series B preferred stock will be contributed to La Petite as common equity and will be used by La Petite for general working capital and liquidity purposes.

The Electing Stockholders are only required to purchase shares of Series B preferred stock if (a) the fixed charge coverage ratio at the end of a fiscal quarter (calculated in accordance with the terms of the Credit Agreement) is less than the fixed charge coverage ratio target set forth in the Credit Agreement with respect to such fiscal quarter (a "Fixed Charge Purchase"), (b) from time to time, the cash account of Parent and its subsidiaries is negative (as calculated in accordance with the provisions of Amendment No. 1 to the Securities Purchase Agreement) over a historical 4 or 5 week review period (a "Cash Shortfall Purchase"), or (c) (i) a payment default shall occur and be continuing under the Credit Agreement or (ii) following payment in full of the obligations under the Credit Agreement, a payment default shall occur and be continuing under the Indenture for the Senior Notes (a "Payment Default Purchase"). The aggregate number of shares to be purchased, if any, by the Electing Stockholders pursuant to a Fixed Charge Purchase shall be purchased within ten business days following the date that Parent is required to deliver its quarterly or annual, as applicable, financial information to the senior lenders pursuant to the terms of the Credit Agreement, and shall equal the quotient obtained by dividing (x) the amount of cash which would have been needed to increase the Parent's consolidated EBITDAR (as defined in the Credit Agreement) to an amount which would have satisfied the fixed charge coverage ratio target set forth in the Credit Agreement by (y) $2.174. The aggregate number of shares to be purchased, if any, by the Electing Stockholders pursuant to a Cash Shortfall Purchase shall be made on the tenth business day after the end of each review period, and shall equal (A) the sum of (x) the cash deficit and (y) $500,000, divided by (B) $2.174, less (C) the number of shares purchased pursuant to Cash Shortfall Purchases and Fixed Charge Purchases during the applicable review period. The aggregate number of shares to be purchased by the Electing Stockholders pursuant to a Payment Default Purchase shall be purchased within five (5) business days after notice of such default is delivered to the Electing Stockholders and shall equal (A) the amount of funds necessary to cure the payment default under the Credit Agreement or the Indenture for the Senior Notes, as applicable, divided by (B) $2.174. The Electing Stockholders have the right to purchase shares of Series B preferred stock at any time, in which case the aggregate number of shares of Series B preferred stock to be purchased by the Electing Stockholders with respect to a particular fiscal quarter or review period, as applicable, shall be reduced by the number of shares of Series B preferred stock purchased prior to the expiration of such fiscal quarter or review period. The obligation of each Electing Stockholder to purchase shares of Series B preferred stock shall expire on the earlier of (a) the date the Electing Stockholders purchase an aggregate of 6,669,734 shares of Series B preferred stock; and (b) the date the obligations (other than contingent obligations and liabilities) of Parent and its subsidiaries under (i) the Credit Agreement and (ii) the Indenture dated as of May 11, 1998, among the Corporation and certain of its subsidiaries and PNC Bank, National Association as trustee (as amended) are terminated.

LPA has committed to purchase, in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered and has received warrants to purchase 1,689,607 shares of Parent's class A common stock in connection with such commitment. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.8 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, and 919,963 shares of Series B preferred stock in December 2003 for $2.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in July 2003. Accordingly, at July 3, 2004, the remaining contingent equity commitment from the stockholders of Parent has been reduced to $8.8 million. See Note 8 to the consolidated financial statements included at Item 8 of this report for further information.

For information regarding securities authorized for issuance under equity compensation, see Note 11 of the Notes to Consolidated Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

J.P. Morgan Securities Inc., or JPMSI, one of the initial purchasers of the old Senior Notes, is an affiliate of JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), which is an agent and a lender to La Petite under the Credit Agreement, an affiliate of JPMP, JPMorgan Chase Bank and JPMSI, owns 66.0% of the outstanding common stock of Parent (approximately 93.8% on a fully diluted basis as of September 24, 2004). LPA owns $45 million of Parent's Series A preferred stock, $20.7 million of Parent's Series B preferred stock, and warrants to purchase 17.6% of the common stock of Parent on a fully diluted basis. Certain employees of JPMP are members of La Petite's Board of Directors (see Item 10). In addition, JPMSI, JPMorgan Chase Bank and their affiliates perform various investment banking, trust and commercial banking services on a regular basis for the Company's affiliates.

In connection with the recapitalization, JPMP SBIC entered into an Indemnification Agreement with Robert E. King, one of Parents' Directors, pursuant to which JPMP SBIC has agreed to indemnify

Mr. King for any losses, damages or liabilities and all expenses incurred or sustained by Mr. King in his capacity as a manager, officer or director of LPA or any of its subsidiaries, including Parent and La Petite.

In December 1999, November 2001, December 2001, May 2002, June 2003, November 2003, and December 2003 Parent sold additional equity to LPA. See "Item 1. Business -Organization"

The Company entered into an employment agreement with Judith A. Rogala, President and Chief Executive Officer, in January 2000, which was due to expire in January 2003. Judith A. Rogala resigned her positions as the President and Chief Executive Officer of the Company effective as of December 11, 2002. Under the terms of her Employment Agreement with the Company, such resignation entitled Ms. Rogala to receive a lump sum payment of $750,000 on January 1, 2004, representing the deferred portion of her signing bonus. In connection with her resignation and in lieu of such payment, Ms. Rogala has entered into a Separation Agreement with the Company. Pursuant to the Separation Agreement, Ms. Rogala is entitled to receive severance payments from the Company at a rate equal to (a) $380,000 per annum for the period from December 11, 2002 to December 31, 2002, and (b) $200,000 per annum for the period from January 1, 2003 to December 31, 2007. Such payments will be accelerated if there is a change in control of the Company or if the Company meets certain EBITDA targets for any consecutive twelve-month period during the term of the Separation Agreement. If the Company defaults in any of its payment obligations to Ms. Rogala under the Separation Agreement, it will make a lump-sum payment to Ms. Rogala equal to the product of 1.5 and any future payments then owed to her pursuant to the Separation Agreement. The Separation Agreement allowed Ms. Rogala to retain her options in the Company, which had vested or will vest on or prior to January 1, 2003, for a sixty-day period from December 11, 2002. The Company and Ms. Rogala agreed to standard mutual releases and standard mutual non-disparagement clauses as part of the Separation Agreement. Ms. Rogala agreed to a non-compete provision that will expire in 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP, an independent registered public accounting firm, audited the Company's financial statements for the fiscal years ended July 3, 2004 and June 28, 2003. The chart below sets forth the total amount billed to us by Deloitte & Touche LLP for services performed in fiscal years 2004 and 2003 and breaks down these amounts by the category of service:

                        JULY 3,     JUNE 28,
                         2004         2003
                       --------     --------
Audit Fees             $475,000     $750,000
Audit-Related Fees      111,000       21,000
Tax Fees                  3,950        3,600
All Other Fees                -            -

Audit fees are fees billed for the audit of the fiscal year 2004 and 2003 annual financial statements and review of the quarterly financial statements.

For fiscal year 2004, audit-related fees included employee benefit plan audits and audit services related to information technology internal controls. For fiscal year 2003, audit related fees were primarily for employee benefit plan audits.

Tax fees in fiscal years 2004 and 2003 were principally for review of the Company's IRS Forms 5500-Annual Return/Report of Employee Benefit Plans related to the Company's 401k plan and health and welfare plans.

There were no other fees incurred in fiscal years 2004 or 2003.

The audit committee approves all audit, audit-related services, tax services and other services provided by Deloitte & Touche LLP. Any services provided by Deloitte & Touche LLP that are not specifically included within the scope of the audit must be pre-approved by the audit committee in advance of any engagement.

                                    ********

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         See pages 26 to 50 of this Annual Report on Form 10-K for financial statements of LPA Holding Corp. as of July 3, 2004 and June 28, 2003 and for the 53 weeks ended July 3, 2004, and the 52 weeks ended June 28, 2003, and June 29, 2002.

(a) 2.   Financial Statement Schedules

         The following additional financial data should be read in conjunction with the consolidated financial statements for the 53 weeks ended July 3, 2004, and the 52 weeks ended June 28, 2003, and June 29, 2002. Other schedules not included with these additional financial statement schedules have been omitted because they are not applicable or the required information is contained in the consolidated financial statements or notes thereto.

                                    SCHEDULES

         Schedule I - Condensed Financial Information of Registrants

         Schedule II - Valuation and Qualifying Accounts

(a) 3.   Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
3.1(i)     Amended and Restated Certificate of Incorporation of LPA
           Holding Corp.

3.2(i)     Certificate of Designations, Preferences and Rights of
           Series A Redeemable Preferred Stock of LPA Holding Corp.

3.3(i)     Bylaws of LPA Holding Corp.

3.4(i)     Amended and Restated Certificate of Incorporation of La Petite
           Academy, Inc.

3.5(i)     Bylaws of La Petite Academy, Inc.

3.6(v)     Certificate of Amendment of the Amended and Restated
           Certificate of Incorporation of LPA Holding Corp. filed on
           December 13, 1999.

3.7(v)     Certificate of Amendment of the Certificate of Designations,
           Preferences and Rights of Series A Redeemable Preferred
           Stock of LPA Holdings Corp. filed on December 13, 1999.

3.8(viii)  Certificate of Amendment of the Amended and Restated
           Certificate of Incorporation of LPA Holding Corp., filed on
           November 14, 2001.

3.9(viii)  Certificate of Designations, Preferences and Rights of
           Series B Convertible Redeemable Participating Preferred
           Stock of LPA Holding Corp., filed on November 14, 2001.

3.10(xvi)  Certificate of Amendment to the Amended and Restated
           Certificate of Incorporation of LPA Holding Corp., filed on
           February 10, 2003.

3.11(xvi)  Certificate of Amendment to the Certificate of Designations,
           Preferences and Rights of Series B Convertible Redeemable
           Participating Preferred Stock of LPA Holding Corp., filed on
           February 10, 2003.

4.1(i)     Indenture among LPA Holding Corp., La Petite Academy, Inc.,
           LPA Services, Inc. and PNC Bank, National Association dated as of May 11, 1998.

4.2(iv) First Supplemental Indenture dated as of July 23, 1999, among Bright Start, Inc., LPA Holding Corp., La Petite
           Academy, Inc., and The Chase Manhattan Bank.

EXHIBIT
NUMBER                                 DESCRIPTION
10.1(i)      Purchase Agreement among Vestar/LPA Investment Corp., La Petite
             Academy, Inc., LPA Services, Inc., Chase Securities Inc. and
             NationsBanc Montgomery Securities LLC dated May 6, 1998.

10.2(i)      Exchange and Registration Rights Agreement among La Petite Academy,
             Inc., LPA Holding Corp., LPA Services, Inc., Chases Securities
             Inc., NationsBanc Montgomery Securities LLC dated May 11, 1998.

10.3(i)      Merger Agreement by and between LPA Investment LLC and Vestar/LPA
             Investment Corp. dated as of March 17, 1998.

10.4(i)      Stockholders Agreement among LPA Holding Corp., Vestar/LPT Limited
             Partnership, LPA Investment LLC and the management stockholders dated as of May 11, 1998.

10.5(v)      Amendment #1 and Consent of the Stockholders Agreement among LPA
             Holding Corp., Vestar/LPT Limited Partnership, LPA Investment LLC and the management stockholders dated as April 8, 1999.

10.6(i)      1998 Stock Option Plan and Stock Option Agreement for LPA Holding
             Corp. dated as of May 18, 1998.

10.7(i)      Preferred Stock Registration Rights Agreement between LPA Holding
             Corp. and LPA Investment LLC dated May 11, 1998.

10.8(i)      Registration Rights Agreement among LPA Holding Corp., Vestar/LPT
             Limited Partnership, the stockholders listed therein and LPA
             Investment LLC, dated May 11, 1998.

10.9(i)      Credit Agreement dated as of May 11, 1998 among La Petite Academy,
             Inc., LPA Holding Corp., Nationsbank, N.A., and The Chase Manhattan
             Bank.

10.10(i)     Pledge Agreement among La Petite Academy, Inc., LPA Holding
             Corp., Subsidiary Pledgors and Nationsbank, N.A. dated as of May 11,
             1998.

10.11(i)     Security Agreement among La Petite Academy, Inc., LPA Holding
             Corp., Subsidiary Guarantors and Nationsbank, N.A. dated as of May
             11, 1998.

10.12(i)     Parent Company Guarantee Agreement among LPA Holding Corp. and
             Nationsbank, N.A. dated as of May 11, 1998.

10.13(i)     Subsidiary Guarantee Agreement among Subsidiary Guarantor of La
             Petite Academy, Inc., LPA Services, Inc. and Nationsbank, N.A.
             dated as of May 11, 1998.

10.14(i)     Indemnity, Subrogation and Contribution Agreement among La
             Petite Academy, Inc., LPA Services, Inc., as Guarantor and
             Nationsbank, N.A. dated as of May 11, 1998.

10.15(xvi)   1999 Stock Option Plan for Non-Employee Directors.

10.16(iii)   Agreement and Plan of Merger By and Between La Petite Academy,
             Inc., LPA Acquisition Co. Inc., and Bright Start, Inc.

10.17(v) Amendment No. 1, Consent and Waiver dated as of December 13, 1999, to the Credit Agreement dated as of May 11, 1998 among LPA Holding
             Corp., La Petite Academy, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Agent, Documentation
             Agent and Collateral Agent for the Lenders and The Chase Manhattan
             Bank as Syndication Agent.

10.18(v)     Warrant No. 2 dated as of December 15, 1999, issued by LPA Holding
             Corp. to LPA Investment LLC.

10.19(v)     Amendment No. 1 and Consent dated as of April 8, 1999, among LPA
             Holding Corp., Vestar/LPT Limited Partnership, LPA Investment LLC and the management stockholders named therein, to the Stockholders
             Agreement dated as of May 11, 1999, among LPA Holding Corp.,
             Vestar/LPT Limited Partnership, LPA Investment LLC and the management stockholders named therein.

10.20(v)     Amendment No. 1 to the LPA Holding Corp. 1999 Stock Option Plan for
             Non-Employee Directors.

10.21(vii)   Employment Agreement among LPA Holding Corp., La Petite Academy,
             Inc., and Judith A. Rogala.

EXHIBIT
NUMBER                                 DESCRIPTION
10.22(viii)  Amendment No. 2, Consent and Waiver dated as of June 29, 2000, to the Credit Agreement dated as of May 11, 1998, as amended, among
             LPA Holding Corp., La Petite Academy, Inc., Bank of America, N.A.
             (formerly known as NationsBank, N.A.) as Administrative Agent,
             Documentation Agent and Collateral Agent for the Lenders and The
             Chase Manhattan Bank as Syndication Agent.

10.23(viii)  Amendment No. 3, Consent and Waiver dated as of November 14, 2001, to the Credit Agreement dated as of May 11, 1998, as amended, among LPA Holding Corp., La Petite Academy, Inc., Bank of America, N.A.
             (formerly known as NationsBank, N.A.) as Administrative Agent,
             Documentation Agent and Collateral Agent for the Lenders and Chase
             Bank of Texas, National Association (formerly known as The Chase
             Manhattan Bank) as Syndication Agent.

10.24(viii)  Guarantee, dated as of November 15, 2001, by J.P. Morgan Partners
             (23A SBIC), LLC for the benefit of the Lenders (as defined in the Credit Agreement, dated as of May 11, 1998, as amended), among LPA
             Holding Corp., La Petite Academy, Inc., the Lenders party thereto,
             Bank of America, N.A. (formerly known as NationsBank, N.A.) as
             Administrative Agent, Documentation Agent and Collateral Agent for the Lenders and Chase Bank of Texas (formerly known as The Chase
             Manhattan Bank) as Syndication Agent.

10.25(viii)  Securities Purchase Agreement, dated as of November 14, 2001, among
             LPA Holding Corp., LPA Investment, LLC and the other parties thereto.

10.26(viii)  Warrant No. 3, dated as of November 14, 2001, issued by LPA Holding
             Corp. to LPA Investment, LLC.

10.27(ix)    First Limited Waiver dated as of May 20, 2002 to Credit Agreement dated as of May 11, 1998, as amended, among LPA Holding Corp., La
             Petite Academy, Inc., Bank of America, N.A. (formerly known as
             NationsBank, N.A.) as Administrative Agent, Documentation Agent and
             Collateral Agent for the Lenders and as Issuing Bank and Swingline
             Lender and Chase Bank of Texas, National Association, (formerly known as The Chase Manhattan Bank) as Syndication Agent.

10.28(ix)    Second Limited Waiver dated as of August 15, 2002 to Credit
             Agreement dated as of May 11, 1998, as amended, among LPA Holding
             Corp., La Petite Academy, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Agent, Documentation
             Agent and Collateral Agent for the Lenders and as Issuing Bank and
             Swingline Lender and Chase Bank of Texas, National Association,
             (formerly known as The Chase Manhattan Bank) as Syndication Agent.

10.29(x)     Third Limited Waiver dated as of September 30, 2002 to Credit
             Agreement dated as of May 11, 1998, as amended, among LPA Holding
             Corp., La Petite Academy, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Agent, Documentation
             Agent and Collateral Agent for the Lenders and as Issuing Bank and Swingline Lender and Chase Bank of Texas, National Association,
             (formerly known as The Chase Manhattan Bank) as Syndication Agent.

10.30(xi)    Extension to Third Limited Waiver dated as of November 1, 2002 to
             Credit Agreement dated as of May 11, 1998, as amended, among LPA
             Holding Corp., La Petite Academy, Inc., Bank of America, N.A.
             (formerly known as NationsBank, N.A.) as Administrative Agent,
             Documentation Agent and Collateral Agent for the Lenders and as
             Issuing Bank and Swingline Lender and Chase Bank of Texas, National
             Association, (formerly known as The Chase Manhattan Bank) as
             Syndication Agent.

10.31(xii)   Second Extension to Third Limited Waiver dated as of November 15,
             2002 to Credit Agreement dated as of May 11, 1998, as amended, among LPA Holding Corp., La Petite Academy, Inc., Bank of America,
             N.A. (formerly known as NationsBank, N.A.) as Administrative Agent,
             Documentation Agent and Collateral Agent for the Lenders and as
             Issuing Bank and Swingline Lender and Chase Bank of Texas, National
             Association, (formerly known as The Chase Manhattan Bank) as
             Syndication Agent.

EXHIBIT
NUMBER                                 DESCRIPTION
10.32(xiii)  Third Extension to Third Limited Waiver dated as of December 2,
             2002 to Credit Agreement dated as of May 11, 1998, as amended, among LPA Holding Corp., La Petite Academy, Inc., Bank of America,
             N.A. (formerly known as NationsBank, N.A.) as Administrative Agent,
             Documentation Agent and Collateral Agent for the Lenders and as
             Issuing Bank and Swingline Lender and Chase Bank of Texas, National
             Association, (formerly known as The Chase Manhattan Bank) as
             Syndication Agent.

10.33(xiii)  Fourth Extension to Third Limited Waiver dated as of December 6,
             2002 to Credit Agreement dated as of May 11, 1998, as amended, among LPA Holding Corp., La Petite Academy, Inc., Bank of America,
             N.A. (formerly known as NationsBank, N.A.) as Administrative Agent,
             Documentation Agent and Collateral Agent for the Lenders and as Issuing Bank and Swingline Lender and Chase Bank of Texas, National
             Association, (formerly known as The Chase Manhattan Bank) as
             Syndication Agent.

10.34(xiv)   Fourth Limited Waiver dated as of December 16, 2002 to Credit
             Agreement dated as of May 11, 1998, as amended, among LPA Holding
             Corp., La Petite Academy, Inc., Bank of America, N.A. (formerly known as NationsBank, N.A.) as Administrative Agent, Documentation
             Agent and Collateral Agent for the Lenders and as Issuing Bank and
             Swingline Lender and Chase Bank of Texas, National Association,
             (formerly known as The Chase Manhattan Bank) as Syndication Agent.

10.35(xv)    Extension to Fourth Limited Waiver dated as of December 16, 2002 to
             Credit Agreement dated as of May 11, 1998, as amended, among LPA
             Holding Corp., La Petite Academy, Inc., Bank of America, N.A.
             (formerly known as NationsBank, N.A.) as Administrative Agent,
             Documentation Agent and Collateral Agent for the Lenders and as
             Issuing Bank and Swingline Lender and Chase Bank of Texas, National
             Association, (formerly known as The Chase Manhattan Bank) as
             Syndication Agent.

10.36(xvi)   Amendment No. 2 and Consent dated as of December 11, 2002 to
             Stockholders Agreement among LPA Holding Corp., Vestar/LPT Limited
             Partnership, LPA Investment LLC and the management stockholders.

10.37(xiv)   Separation Agreement dated as of December 11, 2002 among LPA
             Holding Corp., La Petite Academy, Inc. and Judith A. Rogala.

10.38(xvi)   Consent, Waiver and Amendment dated as of August 26, 2002 to
             Employment Agreement among LPA Holding Corp., La Petite Academy,
             Inc. and Judith A. Rogala.

10.39(xvi)   Employment Agreement dated August 26, 2002 among LPA Holding Corp.,
             La Petite Academy, Inc. and Gary A. Graves.

10.40(xvi)   Amendment No. 1 to 1998 Stock Option Plan for LPA Holding Corp

10.41(xvi)   Employment Letter Agreement dated as of September 5, 2002 among La
             Petite Academy, Inc and Michael F. Czlonka.

10.42(xvi)   Amendment No. 5 to Credit Agreement and Waiver dated as of February
             10, 2003, among LPA Holding Corp., La Petite Academy, Inc., U.S.
             Bank National Association, as Administrative Agent, and the Lenders
             signatory thereto.

10.43(xvi)   Securities Purchase Agreement dated as of February 10, 2003, among
             LPA Holding Corp., LPA Investment LLC, and the other persons signatory thereto from time to time.

10.44(xvii)  Fifth Limited Waiver dated as of April 22, 2003, to Credit
             Agreement dated as of May 11, 1998, as amended, among LPA Holding
             Corp., La Petite Academy, Inc., U.S. Bank National Association, as
             Administrative Agent, Documentation Agent and Collateral Agent for the Lenders and as Issuing Bank and Swingline Lender.

10.45(xviii) Sixth Limited Waiver dated as of May 30, 2003, to Credit Agreement dated as of May 11, 1998, as amended, among LPA Holding Corp., La
             Petite Academy, Inc., U.S. Bank National Association, as
             Administrative Agent, Documentation Agent and Collateral Agent for the Lenders and as Issuing Bank and Swingline Lender.

10.46(xix)   Seventh Limited Waiver dated as of June 30, 2003, to Credit
             Agreement dated as of May 11, 1998, as amended, among LPA Holding
             Corp., La Petite Academy, Inc., U.S. Bank National Association, as
             Administrative Agent, Documentation Agent and Collateral Agent for
             the Lenders and as Issuing Bank and Swingline Lender.

EXHIBIT
NUMBER                                 DESCRIPTION
10.47 (xx)   Amendment No. 6 to Credit Agreement and Waiver dated as of July 31,
             2003 among La Petite Academy, Inc., LPA Holding Corp., and U.S.
             Bank National Association, as Administrative Agent, Documentation
             Agent and Collateral Agent for the Lenders and as Issuing Bank and
             Swingline Lender.

10.48(xx)    Amendment No. 1, dated as of July 31, 2003, to the Securities
             Purchase Agreement dated as of February 10, 2003 among LPA Holding
             Corp., LPA Investment LLC, and the other parties signatory thereto.

10.49(xx)    Support Center Bonus Plan, effective June 29, 2003

12.1*        Statement regarding computation of ratios.

21.1(vi)     Subsidiaries of Registrant.

31.1*        CFO Section 302 certifications.

31.2*        CEO Section 302 certifications.

32*          CEO and CFO Section 906 certifications.

(i) Incorporated by reference to the Exhibits to La Petite Academy, Inc.'s Registration Statement on Form S-4, Registration No. 333-56239, filed with the Securities and Exchange Commission on June 5, 1998.

(ii) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form 10-K for the Fiscal Year ended August 29, 1998, filed with the Securities and Exchange Commission on November 24, 1998.

(iii) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on December 7, 1999.

(iv) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form 10-Q/A for the 16 weeks ended October 23, 1999, filed with the Securities and Exchange Commission on December 16, 1999.

(v) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on December 21, 1999.

(vi) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form S-4 Post Effective Amendment #1, filed with the Securities and Exchange Commission on December 23, 1999.

(vii) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on February 16, 2000.

(viii) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on November 16, 2001.

(ix) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on August 21, 2002.

(x) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on October 2, 2002.

(xi) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on November 5, 2002.

(xii) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on November 20, 2002.

(xiii) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on December 9, 2002.

(xiv) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on December 20, 2002.

(xv) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on February 6, 2003.

(xvi) Incorporated by reference to the Exhibits to LPA Holding Corp.'s Form 10-K for the Fiscal Year ended June 29, 2002 filed with the Securities and Exchange Commission on February 21, 2003.

(xvii) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on April 24, 2003.

(xviii) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on June 4, 2003.

(xix) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 8-K, filed with the Securities and Exchange Commission on July 3, 2003.

(xx) Incorporated by reference to the exhibits to LPA Holding Corp.'s Form 10-K for the Fiscal Year ended June 28, 2003 filed with the Securities and Exchange Commission on September 26, 2003.

(*)          Filed herein

(b)   Reports on Form 8-K

      None.

(c)   Supplemental information to be furnished with reports filed pursuant to
      Section 15(d) of the Act by Registrants, which have not registered securities pursuant to Section 12 of the Act

             Except for a copy of this Annual Report on Form 10-K, no annual report to security holders covering the registrants' last fiscal year or proxy materials will be sent to security holders.

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                                       JULY 3,    JUNE 28,
BALANCE SHEETS                                                                          2004        2003
                                                                                      ---------   ---------
ASSETS:                                                                               $       -   $       -
                                                                                      =========   =========
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
   Payable to La Petite Academy, Inc.                                                    34,386      39,387
                                                                                      ---------   ---------
        Total current liabilities                                                        34,386      39,387

Long-term liabilities:
   Equity in net loss of La Petite Academy, Inc in excess of investment                 142,418     143,907
   Series A 12% mandatorily redeemable preferred stock (Note 8)                          79,866
                                                                                      ---------   ---------
        Total long-term liabilities                                                     222,284     143,907
Series A 12% redeemable preferred stock (Note 8)                                                     69,378

Series B 5% convertible redeemable participating preferred stock
   ($0.01 par value per share); 13,645,000 shares authorized, 9,541,968 and
   7,241,490 shares issued and outstanding as of July 3, 2004 and June 28, 2003, respectively; aggregate liquidation preference of $22.7 million and $16.7
   million, respectively                                                                 22,747      16,739

Stockholders' deficit:
   Class A common stock ($0.01 par value per share); 17,500,000 shares authorized; and 773,403 shares issued and outstanding as of
   July 3, 2004 and June 28, 2003.                                                            8           8

   Class B common stock ($0.01 par value per share); 20,000 shares authorized, issued and outstanding as of July 3, 2004 and June 28, 2003.

   Common stock warrants                                                                  8,596       8,596
   Accumulated other comprehensive income                                                    74         160
   Accumulated deficit                                                                 (288,095)   (278,175)
                                                                                      ---------   ---------
        Total stockholders' deficit                                                    (279,417)   (269,411)
                                                                                      ---------   ---------
                                                                                      $       -   $       -
                                                                                      =========   =========

   See notes to consolidated financial statements included in Part II of this
                          Annual Report on Form 10-K.

LPA HOLDING CORP.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)

                                                              53 WEEKS         52 WEEKS          52 WEEKS
                                                                ENDED            ENDED             ENDED
                                                               JULY 3,          JUNE 28,         JUNE 29,
STATEMENTS OF OPERATIONS                                        2004              2003             2002
                                                              ---------       ----------       -----------
Equity in net loss of La Petite Academy, Inc.                 $   1,576       $  (15,948)      $  (76,772)
                                                              ---------       ----------       ----------
Interest expense
     Dividends and accretion on Series A preferred
     stock  (Note 8)                                            (10,489)
                                                              ---------       ----------       ----------
Net loss                                                         (8,913)         (15,948)         (76,772)
                                                              ---------       ----------       ----------
Other comprehensive income (loss):
     Derivative adjustments reclassified into operations            (86)             (86)             (85)
                                                              ---------       ----------       ----------
         Total other comprehensive income (loss)                    (86)             (86)             (85)
                                                              ---------       ----------       ----------
Comprehensive loss                                            $  (8,999)      $  (16,034)      $  (76,857)
                                                              =========       ==========       ==========

   See notes to consolidated financial statements included in Part II of this
                          Annual Report on Form 10-K.

LPA HOLDING CORP.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(IN THOUSANDS OF DOLLARS)

                                                                   53 WEEKS       52 WEEKS        52 WEEKS
                                                                     ENDED          ENDED           ENDED
                                                                    JULY 3,        JUNE 28,        JUNE 29,
STATEMENTS OF CASH FLOWS                                             2004            2003           2002
                                                                   -------        ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       $(8,913)       $(15,948)      $ (76,772)
    Adjustments to reconcile net loss to net cash from operating activities:
    Dividends and accretion on Series A preferred stock
    (Note 8)                                                        10,489
    Non cash items                                                     (86)            (86)            (85)
    Equity in net comprehensive loss of La Petite Academy,
    Inc. in excess of investment.                                   (1,490)         16,034          76,857
                                                                   -------        --------       ---------
        Net cash from operating activities                               -               -               -
                                                                   -------        --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in La Petite Academy, Inc.                           (5,001)           (745)        (15,000)
                                                                   -------        --------       ---------
        Net cash used in investing activities                       (5,001)           (745)        (15,000)
                                                                   -------        --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, redeemable preferred     5,001             745          15,000
      stock and warrants, net of expenses
                                                                   -------        --------       ---------
        Net cash provided by financing activities                    5,001             745          15,000
                                                                   -------        --------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                  -               -               -

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         -               -               -

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $     -        $      -       $       -
                                                                   =======        ========       =========

   See Notes to Consolidated Financial Statements included in Part II of this
                           Annual Report on Form 10-K.

LPA HOLDING CORP. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                          BALANCE AT        CHARGED TO                        BALANCE AT
                                           JUNE 28,          COSTS AND                         JULY 3,
DESCRIPTION                                  2003            EXPENSES        WRITE-OFFS          2004
                                             ----            --------        ----------          ----
Allowance for doubtful accounts           $     496          $   2,490       $    2,485       $      501
                                          ---------          ---------       ----------       ----------

                                          BALANCE AT        CHARGED TO                        BALANCE AT
                                           JUNE 29,          COSTS AND                         JUNE 28,
DESCRIPTION                                  2002            EXPENSES        WRITE-OFFS          2003
                                             ----            --------        ----------          ----
Allowance for doubtful accounts           $     914         $    2,802       $    3,220        $   496
                                          ---------         ----------       ----------        -------

                                          BALANCE AT        CHARGED TO                        BALANCE AT
                                           JUNE 30,          COSTS AND                         JUNE 29,
DESCRIPTION                                  2001            EXPENSES        WRITE-OFFS          2002
                                             ----            --------        ----------          ----
Allowance for doubtful accounts           $     671         $    2,951       $    2,708        $    914
                                          ---------         ----------       ----------        --------

   See notes to consolidated financial statements included in Part II of this
                           Annual Report on Form 10-K

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(IN THOUSANDS OF DOLLARS)

RESERVE FOR CLOSED ACADEMIES

                                         BALANCE AT        CHARGED TO                         BALANCE AT
                                          JUNE 28,         COSTS AND         CHARGED TO         JULY 3,
DESCRIPTION                                 2003            EXPENSES          RESERVE            2004
                                            ----            --------          -------            ----
Reserve for Closed Academies              $ 4,466            $ (864)          $ 2,026          $ 1,576
                                          -------            ------           -------          -------

                                         BALANCE AT        CHARGED TO                         BALANCE AT
                                          JUNE 29,         COSTS AND         CHARGED TO        JUNE 28,
DESCRIPTION                                 2002            EXPENSES          RESERVE            2003
                                            ----            --------          -------            ----
Reserve for Closed Academies              $ 4,598           $ 4,908           $ 5,040          $ 4,466
                                          -------           -------           -------          -------

                                         BALANCE AT        CHARGED TO                         BALANCE AT
                                          JUNE 30,         COSTS AND         CHARGED TO        JUNE 29,
DESCRIPTION                                 2001            EXPENSES          RESERVE            2002
                                            ----            --------          -------            ----
Reserve for Closed Academies              $ 6,565           $ 3,208           $ 5,175          $ 4,598
                                          -------           -------           -------          -------

   See notes to consolidated financial statements included in Part II of this
                           Annual Report on Form 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on September 24, 2004.

                                     LPA Holding Corp.

                                     /s/ Neil P. Dyment
                                     -------------------------------------------
                                     By: Neil P. Dyment
                                     Chief Financial Officer and duly authorized
                                     representative of the registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on September 24, 2004.

/s/ Gary A. Graves                          /s/ Stephen P. Murray
-------------------------------------       ------------------------------------
By:  Gary A. Graves                         By: Stephen P. Murray
Chief Executive Officer, President,         Chairman of the Board and Director
Chief Operating Officer, and Director

/s/ Glenn H. Gage                           /s/ Terry D. Byers
-------------------------------------       ------------------------------------
By:  Glenn H. Gage                          By:  Terry D. Byers
Director                                    Director

/s/ Robert E. King                          /s/ Kevin G. O'Brien
-------------------------------------       ------------------------------------
By:  Robert E. King                         By:  Kevin G. O'Brien
Director                                    Director

/s/ Ronald L. Taylor
-------------------------------------
By:  Ronald L. Taylor
Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, on September 24, 2004.

                                     La Petite Academy, Inc.

                                     /s/ Neil P. Dyment
                                     -------------------------------------------
                                     By: Neil Dyment
                                     Chief Financial Officer and duly authorized
                                     representative of the registrant

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the following persons on behalf of the registrant and in the capabilities indicated on September 24, 2004.

/s/ Gary A. Graves                          /s/ Stephen P. Murray
-------------------------------------       ------------------------------------
By:  Gary A. Graves                         By: Stephen P. Murray
Chief Executive Officer, President          Chairman of the Board and Director
Chief Operating Officer, and Director

/s/ Glenn H. Gage                           /s/ Terry D. Byers
-------------------------------------       ------------------------------------
By:  Glenn H. Gage                          By:  Terry D. Byers
Director                                    Director

/s/ Robert E. King                          /s/ Kevin G. O'Brien
-------------------------------------       ------------------------------------
By:  Robert E. King                         By:  Kevin G. O'Brien
Director                                    Director

/s/ Ronald L. Taylor
-------------------------------------
By:  Ronald L. Taylor
Director