Form 10-Q
period 2005-01-15
LA PETITE ACADEMY INC; LPA HOLDING CORP
filed 2005-03-01
CIK 901116, 1062774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 15, 2005

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

Yes [ ]  No [X]

As of March 1, 2005, LPA Holding Corp. had outstanding 773,403 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of March 1, 2005, the additional registrant had the number of outstanding shares, shown on the following table.

                             ADDITIONAL REGISTRANTS

                                                                               Number of Shares
                          Jurisdiction of   Commission     IRS Employer          of Common
Name                       Incorporation    File Number  Identification No.    Stock Outstanding
-----------------------   ---------------   -----------  ------------------  --------------------
La Petite Academy, Inc.   Delaware           333-56239      43-1243221       100 shares of Common
                                                                             Stock (par value,
                                                                             $.01 per share)

LPA HOLDING CORP. AND SUBSIDIARIES

INDEX

                                                                                        PAGE
                                                                                       ------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

     Condensed Consolidated Balance Sheets                                                4-5

     Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)        6

     Condensed Consolidated Statements of Cash Flows                                        7

     Notes to Condensed Consolidated Financial Statements                                8-12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  13-20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                         20

ITEM 4. CONTROLS AND PROCEDURES                                                            21

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                                  22

ITEM 6. EXHIBITS                                                                           22

SIGNATURES                                                                              23-24

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                           JANUARY 15,    JULY 3,
                                                              2005         2004
                                                           -----------   ---------
ASSETS
Current assets:
     Cash and cash equivalents                             $     7,744   $   7,542
     Accounts receivable, net of allowance for
        doubtful accounts of $598 and $501, respectively        11,564      10,919
     Insurance deposits (Note 3)                                 4,371       3,415
     Supplies inventory                                          3,706       3,949
     Other prepaid expenses                                      3,771         887
     Refundable taxes                                               71          39
                                                           -----------   ---------
          Total current assets                                  31,227      26,751

Property and equipment, at cost:
     Land                                                        5,442       5,442
     Buildings and leasehold improvements                       85,590      81,479
     Furniture and equipment                                    32,090      30,658
     Construction in progress                                      236          60
                                                           -----------   ---------
                                                               123,358     117,639
     Less accumulated depreciation                              84,487      79,474
                                                           -----------   ---------
          Property and equipment, net                           38,871      38,165

Insurance deposits (Note 3)                                      5,538       5,613
Other assets (Note 3)                                            5,312       5,333
                                                           -----------   ---------
Total assets                                               $    80,948   $  75,862
                                                           ===========   =========

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 JANUARY 15,      JULY 3,
                                                                                     2005          2004
                                                                                 -----------     ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Overdrafts due banks                                                        $     4,401     $   3,789
     Accounts payable                                                                  7,385         7,690
     Current maturities of long-term debt and capital lease obligations                1,243         5,871
     (Note 4)
     Accrued salaries, wages and other payroll costs                                  18,629        20,434
     Accrued insurance liabilities                                                     6,086         5,857
     Accrued property and sales taxes                                                  4,841         4,041
     Accrued interest payable                                                          2,653         1,997
     Reserve for closed schools                                                          802         1,002
     Other current liabilities                                                        11,470         8,578
                                                                                 -----------     ---------
          Total current liabilities                                                   57,510        59,259

Long-term liabilities:
     Long-term debt and capital lease obligations (Note 4)                           197,515       184,731
     Other long-term liabilities (Note 5)                                              8,699         8,676
     Series A 12% mandatorily redeemable preferred stock (Note 6)                     86,045        79,866
                                                                                 -----------     ---------
          Total long-term liabilities                                                292,259       273,273

Series B 5% convertible redeemable participating preferred stock                      24,370        22,747
     ($0.01 par value per share); 13,645,000 shares authorized,
      10,006,550 shares issued and outstanding; aggregate liquidation preference of $24.4 million and $22.7 million, as of January 15,
      2005 and July 3, 2004, respectively

Stockholders' deficit:
     Class A common stock ($0.01 par value per share); 17,500,000                          8             8
     shares authorized; and 773,403 shares issued and outstanding
     Class B common stock ($0.01 par value per share); 20,000 shares authorized, issued and outstanding
     Common stock warrants                                                             8,596         8,596
     Accumulated other comprehensive income                                               28            74
     Accumulated deficit                                                            (301,823)     (288,095)
                                                                                 -----------     ---------
          Total stockholders' deficit                                               (293,191)     (279,417)
                                                                                 -----------     ---------
Total liabilities and stockholders' deficit                                      $    80,948     $  75,862
                                                                                 ===========     =========

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                             12 WEEKS ENDED                 28 WEEKS ENDED
                                                        JANUARY 15,    JANUARY 10,   JANUARY 15,  JANUARY 10,
                                                           2005           2004          2005          2004
                                                        -----------    -----------   -----------  -----------
Revenue                                                 $    86,972    $    82,881   $   199,344  $   193,611

Operating expenses:
   Salaries, wages and benefits                              48,975         45,859       114,856      109,422
   Facility lease expense                                    10,780         10,426        24,920       23,941
   Depreciation and amortization                              2,178          2,016         5,030        4,688
   Restructuring charges (recoveries) (Note 9)                    1           (857)          (41)        (823)
   Provision for doubtful accounts                              410            772           841        1,488
   Other                                                     19,980         20,020        50,205       49,757
                                                        -----------    -----------   -----------  -----------
Total operating expenses                                     82,324         78,236       195,811      188,473
                                                        -----------    -----------   -----------  -----------
Operating income (loss)                                       4,648          4,645         3,533        5,138

Interest expense
   Interest on debt                                           4,511          4,557        10,449       10,658
   Dividends and accretion on Series A preferred stock
   (Note 6)                                                   2,668          2,261         6,179        5,362
                                                        -----------    -----------   -----------  -----------
Total interest expense                                        7,179          6,818        16,628       16,020
Interest income                                                 (19)            (9)          (34)         (21)
                                                        -----------    -----------   -----------  -----------
       Net interest expense                                   7,160          6,809        16,594       15,999
                                                        -----------    -----------   -----------  -----------
Loss before income taxes                                     (2,512)        (2,164)      (13,061)     (10,861)
Provision (benefit) for income taxes                             17             59            55          137
                                                        -----------    -----------   -----------  -----------
Net loss                                                     (2,529)        (2,223)      (13,116)     (10,998)
                                                        -----------    -----------   -----------  -----------
Other comprehensive loss:
   Derivative adjustments reclassified into operations          (20)           (20)          (46)         (46)
                                                        -----------    -----------   -----------  -----------
       Total other comprehensive loss                           (20)           (20)          (46)         (46)
                                                        -----------    -----------   -----------  -----------
Comprehensive loss                                      $    (2,549)   $    (2,243)  $   (13,162) $   (11,044)
                                                        ===========    ===========   ===========  ===========

See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                                               28 WEEKS ENDED    28 WEEKS ENDED
                                                                              JANUARY 15, 2005  JANUARY 10, 2004
                                                                              ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $    (13,116)     $    (10,998)
     Adjustments to reconcile net loss to net cash from operating activities
         Restructuring (recoveries) charges                                              (41)             (823)
         Depreciation and amortization                                                 5,030             4,688
         Dividends and accretion on Series A preferred stock (Note 6)                  6,179             5,362
         Loss on sales and disposals of property and equipment                            48                49
         Other non cash items                                                            499               511
     Changes in assets and liabilities:
         Accounts receivable                                                            (645)                9
         Insurance deposits                                                             (881)           (3,212)
         Supplies inventory                                                              243               512
         Other prepaid expenses                                                       (2,884)           (3,169)
         Refundable taxes                                                                (32)               (2)
         Accounts payable                                                               (305)           (2,036)
         Accrued salaries, wages and other payroll costs                              (1,913)            1,034
         Accrued property and sales taxes                                                800               851
         Accrued interest payable                                                        656               465
         Other current liabilities                                                     2,892             3,923
         Accrued insurance liabilities                                                   648               418
         Reserve for closed schools                                                     (364)           (1,189)
         Other changes in assets and liabilities, net                                   (140)              (55)
                                                                                ------------      ------------
                  Net cash used for operating activities                              (3,326)           (3,662)
                                                                                ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                             (5,390)           (2,474)
     Proceeds from sale of assets                                                          -               537
                                                                                ------------      ------------
                  Net cash used for investing activities                              (5,390)           (1,937)
                                                                                ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of term loan and capital lease obligations                             (1,029)           (1,664)
     Net borrowings under the Revolving Credit Agreement                               8,735                 -
     Deferred debt issuance costs                                                       (538)                -
     Proceeds from issuance of common stock, redeemable preferred
         stock and warrants, net of expenses                                           1,010             5,001
     Other long term debt                                                                128                 -
     Overdrafts due bank                                                                 612             1,074
                                                                                ------------      ------------
                  Net cash provided by financing activities                            8,918             4,411
                                                                                ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     202            (1,188)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       7,542             9,526
                                                                                ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      7,744      $      8,338
                                                                                ============      ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                               $      9,269      $      9,656
         Income taxes                                                                     21                35

     Non-cash investing and financing activities:
         Capital lease obligations                                                       323               123

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

      On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company, and Parent entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). LPA is the direct parent company of Parent and an indirect parent of La Petite. LPA is owned by an affiliate of J.P. Morgan Partners, LLC (JPMP) and by an entity controlled by Robert E. King, a director of La Petite and Parent.

      The Company offers educational, developmental and child care programs that are available on a full-time or part-time basis, for children between six weeks and twelve years old. The Company's schools are located in 36 states and the District of Columbia, primarily in the southern, Atlantic coastal, mid-western and western regions of the United States.

      As of January 15, 2005, the Company operated 645 schools, including 587 residential academies, 29 employer-based schools and 29 Montessori schools. For the 28 weeks ended January 15, 2005, the Company had an average attendance of approximately 62,450 full and part-time children.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments (consisting solely of normal and recurring adjustments) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). The results for the interim periods ended January 15, 2005 and January 10, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

      Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended July 3, 2004.

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

      Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying condensed financial statements, the Company has a working capital and stockholders' deficit as of January 15, 2005. Over the past three years, there have been instances where the Company was not in compliance with its financial covenants in the Credit Agreement (as defined below) and required multiple equity investments by LPA (see Note 10) and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

      On December 6, 2004, the Company entered into Amendment No. 7 to the Credit Agreement, effective as of November 30, 2004, which extended the final maturity of the Credit Agreement from May 11, 2006 to November 15, 2007. Payments due under the amortization schedule for the term loan are $0.2 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008.

      Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included decreased discretionary expense spending and greater realization of revenue resulting from increased controls over the use of tuition discounts and coupons and an increased focus on collection of accounts receivable on the part of the divisional finance staff. Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with (i) the remaining $7.7 million of equity commitment, as of January 15, 2005, provided by LPA and certain of the other stockholders of Parent,
      (ii) the extension of the final maturity date of the Credit Agreement and
      (iii) revision of certain existing financial covenant targets and establishment of new targets for the extended period of the Credit Agreement, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard, nor can there be any assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

      FISCAL YEAR END - The Company utilizes a 52 or 53-week fiscal year ending on the Saturday closest to June 30 and which is composed of 13 four-week periods or in the case of a 53-week year, 12 four-week periods and one five week period. Fiscal year 2005 is a 52-week fiscal year. The first quarter contains four such periods or 16 weeks and each remaining quarter contains 3 periods or 12 weeks. Fiscal year 2004 was a 53-week fiscal year. The first quarter contained four such periods or 16 weeks, the second and third quarters contained 3 periods or 12 weeks and the fourth quarter contained 3 periods or 13 weeks.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In December 2003, the Financial Accounting Standards Board ("FASB") issued a revision to Interpretation 46 (FIN 46R) to clarify some of the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The term "variable interest" is defined in FIN 46 as "contractual, ownership or other pecuniary interest in an entity that change with changes in the entity's net asset value." Variable interests are investments or other interests that will absorb a portion of an entity's expected losses if they occur or receive portions of the entity's expected residual returns if they occur. The application of FIN 46R did not have an impact on the Company's financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment. The Statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123 (R) as of the first interim period that begins after June 15, 2005. Management is still evaluating the full effect of this new accounting standard on the financial statements.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by Statement No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do no have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. Management is still evaluating the full effect of this new accounting standard on the financial statements.

3.    NON-CURRENT ASSETS

      Insurance deposits represent cash held by insurance carriers as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

      Other non-current assets consist of the following in thousands of dollars:

                                   JANUARY 15,   JULY 3,
                                      2005         2004
                                   -----------  ---------
Deferred financing costs            $  10,549   $  10,010
Accumulated amortization               (7,244)     (6,642)
                                    ---------   ---------
                                        3,305       3,368
Other (a)                               2,007       1,965
                                    ---------   ---------
                                    $   5,312   $   5,333
                                    =========   =========

(a) Other includes the unamortized portion of losses on sale-leasebacks, utility deposits and properties held for sale, which are valued at fair value less cost to sell.

4.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

      Long term debt and capital lease obligations consists of the following in thousands of dollars:

                                                JANUARY 15,    JULY 3,
                                                   2005         2004
                                                -----------   --------
Senior Notes, 10.0% due May 15, 2008            $   145,000   $145,000
Borrowings under term loan facility                  32,652     33,002
Borrowings under revolving credit agreement          19,735     11,000
Other long term debt                                    128          -
Capital lease obligations                             1,243      1,600
                                                -----------   --------
                                                    198,758    190,602
Less current maturities of long-term
    debt and capital lease obligations               (1,243)    (5,871)
                                                -----------   --------
                                                $   197,515   $184,731
                                                ===========   ========

      On December 6, 2004, the Company entered into Amendment No. 7 to the Credit Agreement, effective as of November 30, 2004. Pursuant to the amendment to the Credit Agreement, the final maturity of the Credit Agreement was extended from May 11, 2006 to November 15, 2007. Payments due under the amortization schedule for the term loan are $0.2 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. The amendment also (i) revised certain existing financial covenant targets required to be maintained by the Company and set new targets for the extended period of the Credit Agreement; (ii) deleted the requirement that LIBOR borrowings pay a predetermined minimum interest rate; and (iii) lowered the minimum dollar amount required to make a borrowing under the Credit Agreement. The Credit Agreement contains covenants which restrict the Company's ability, among other things, to incur debt and liens, sell assets and make investments. The Company was in compliance with all covenants on January 15, 2005.

5.    OTHER LONG-TERM LIABILITIES

      Other long-term liabilities consist of the following in thousands of dollars:

                                          JANUARY 15,     JULY 3,
                                             2005          2004
                                          -----------    ---------
Unfavorable leases (a)                    $       522    $     638
Reserve for closed schools (b)                    401          573
Deferred severance (c)                            394          502
Long-term insurance liabilities (d)             7,382        6,963
                                          -----------    ---------
                                          $     8,699    $   8,676
                                          ===========    =========

(a) In connection with the acquisition Bright Start, a liability for unfavorable operating leases was recorded and is being relieved over the average remaining life of the related leases.

(b) The reserve for closed schools includes the long-term liability related primarily to leases for schools that were closed and are no longer operated by the Company.

(c) On December 11, 2002, the Company entered into a Separation Agreement with the Company's former Chief Executive Officer and President. The long-term portion of the Company's total contractual obligations pursuant to the Separation Agreement is $0.4 million and $0.5 million as of January 15, 2005 and July 3, 2004, respectively.

(d) Long-term insurance liabilities reflect the Company's obligation for reported and not paid and incurred but not reported, workers' compensation, auto and general liability claims.

6.    SHARES SUBJECT TO MANDATORY REDEMPTION

      Shares subject to mandatory redemption consist of 45,000 shares of Series A 12% mandatorily redeemable preferred stock, $0.01 par value (Series A preferred stock), all of which were issued and outstanding as of January 15, 2005. The original carrying value of the preferred stock of $36.4 million is being accreted to its redemption value of $45.0 million on May 11, 2008. The Series A preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual Series A preferred stock dividend dates are added to the liquidation value. The liquidation value was $92.5 million and $86.9 million as of January 15, 2005 and July 3, 2004, respectively. Accrued dividends were $47.5 million and $41.9 million at January 15, 2005 and July 3, 2004, respectively. The Series A preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The Series A preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

      The Company recognized $6.2 million and $5.4 million in dividends and accretion on the Series A preferred stock as interest expense during the 28 weeks ended January 15, 2005 and January 10, 2004, respectively. The charges to interest expense are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value and are payable in the future.

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

      No options were granted during the 28 weeks ended January 15, 2005. If compensation cost for options granted in prior periods had been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of SFAS No. 123, it would not have had a material effect on the Company's results of operations.

9.    RESTRUCTURING CHARGES

      The Company did not incur any significant restructuring charges during the second quarter of the 2005 fiscal year. During the second quarter of the 2004 fiscal year, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of reducing the reserves by $0.9 million. These adjustments included restructuring charges of $0.5 million, primarily due to contractual repairs and maintenance costs related to closed schools, offset by recoveries of $1.4 million principally due to settlement of lease liabilities for less than the recorded reserves in the second quarter of the 2004 fiscal year. Restructuring charges related to the school closures consist principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements. A summary of the restructuring reserve activity is as follows, in dollars in thousands:

                                                       FISCAL YEAR       FISCAL YEAR
                                                          2005              2004
                                                       -----------       -----------
Balances at July 3, 2004 and June 28, 2003             $     1,576       $     4,466
Provision recorded in first quarter                              -                57
Recoveries recorded in first quarter                           (42)              (23)
Amount utilized in first quarter                              (245)             (877)
                                                       -----------       -----------
Balance at October 23, 2004 and October 18, 2003             1,289             3,623

Provision recorded in second quarter                             1               548
Recoveries recorded in second quarter                            -            (1,405)
Amount utilized in second quarter                              (88)             (411)
                                                       -----------       -----------
Balance at January 15, 2005 and January 10, 2004       $     1,202       $     2,355
                                                       ===========       ===========

10.   SERIES B 5% CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK ISSUANCE

      Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the Electing Stockholders), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to a total of 6,669,734 shares of its Series B 5% convertible redeemable participating preferred stock (Series B preferred stock) at a price of $2.174 per share. LPA has committed to purchase in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered. Purchases may be made at LPA's discretion or upon occurrence of conditions detailed in the Securities Purchase Agreement. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.8 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, 919,963 shares of Series B preferred stock in December 2003 for $2.0 million, and 459,982 shares of Series B preferred stock in December 2004 for $1.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in June 2003, 2,300 shares of Series B preferred stock in November 2003, 1,534 shares of Series B preferred stock in December 2003, and 766 shares of Series B preferred stock in December 2004. Accordingly, at January 15, 2005, the remaining contingent equity commitment from the stockholders of Parent was $7.7 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the unaudited condensed financial statements and the related notes included elsewhere in this report.

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

OVERVIEW

La Petite is one of the leading for-profit preschool educational facilities in the United States based on the number of centers operated. The Company provides center-based educational services and childcare to children between the ages of six weeks and 12 years. The Company also operates Montessori schools that employ the Montessori method of teaching, a classical approach that features the programming of tasks with materials presented in a sequence dictated by each child's capabilities.

The majority of the Company's revenue comes from the tuition and fees that it charges for attendance at its Academies. Academy tuition depends upon a number of factors including, but not limited to, location of an Academy, age of the child, full or part-time attendance, utilization and competition. The Company also provides various tuition discounts primarily consisting of sibling, staff, and Preferred Employer Program. Parents also pay an annual registration fee. Tuition and fees are payable weekly and in advance for most residential and employer-based Academies and monthly and in advance for Montessori schools. Other fees include activity fees for summer activities and supply fees for Pre-Kindergarten and Private Kindergarten programs. Tuition rates per FTE are impacted by the age mix of children and generally decrease as the age of the children increase. Over the past year the Company has experienced increases in its infant, toddler and preschool classrooms while experiencing decreases in its before and after school programs. Overall FTE attendance improved during the second quarter of fiscal year 2005. While FTE attendance was down slightly for the 28 weeks ended January 15, 2005, it was up 2.9% for the 12 weeks ended January 15, 2005.

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

Direct labor costs at our schools represent the largest component of operating expenses. Direct labor costs per FTE are impacted by the age mix of children and generally decrease as the age of the children increase. Over the past year the Company has experienced decreased labor productivity at its established schools. Some of the decrease in productivity is due to non recurring training time related to the rollout of a new preschool curriculum program during the first quarter of fiscal year 2005. Labor has also been negatively impacted by the change in age mix noted above, with the increase in infants and toddlers requiring significantly more labor hours per FTE. Management is currently implementing programs designed to improve labor productivity. Administrative labor costs have also increased as management has reduced spans of control through the hiring of additional divisional vice presidents and district managers and as management has added additional staff support at the Company's corporate office.

Management believes the reduction in spans of control and the increase in support staff will provide for improved internal control and will assist Academy Directors to grow new enrollment, implement program quality improvements and more effectively manage Academy direct labor costs.

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

The Company operated 645 schools at the end of the second quarter of fiscal year 2005 as compared to 643 schools at the end of the second quarter of fiscal year 2004. During that time period there were five new school openings and three school closures. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED JANUARY 15, 2005 COMPARED TO TWELVE WEEKS ENDED JANUARY 10, 2004

The following table sets forth the Company's operating results for the comparative 12 weeks ended January 15, 2005 and January 10, 2004, with amounts presented in thousands of dollars and as percentages of revenue:

                                             12 WEEKS ENDED             12 WEEKS ENDED
                                            JANUARY 15, 2005           JANUARY 10, 2004
                                         ----------------------     ----------------------
                                                     Percent of                 Percent of
                                           Amount     Revenue         Amount      Revenue
                                         ---------   ----------     ---------   ----------
Revenue                                  $  86,972        100.0%    $  82,881        100.0%

Operating expenses:
   Salaries, wages and benefits             48,975         56.3        45,859         55.3
   Facility lease expense                   10,780         12.4        10,426         12.6
   Depreciation                              2,178          2.5         2,016          2.4
   Restructuring charges (recoveries)            1          0.0          (857)        (1.0)
   Provision for doubtful accounts             410          0.5           772          0.9
   Other                                    19,980         23.0        20,020         24.2
                                         ---------   ----------     ---------   ----------
Total operating expenses                    82,324         94.7        78,236         94.4
                                         ---------   ----------     ---------   ----------

Operating income                         $   4,648          5.3%    $   4,645          5.6%
                                         =========   ==========     =========   ==========

Operating revenue increased $4.1 million or 4.9% from the same period last year. This revenue increase was the result of a $3.8 million increase at established schools, and a $0.5 million increase at new schools offset by a reduction in revenue from closed schools of $0.2 million and a $0.1 million reduction in other revenue. The revenue increase was principally due to a 2.9% increase in FTE attendance, a 1.5% increase in the average weekly FTE tuition rate, and increased participation in the USDA Child and Adult Care Food Program. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The increase in FTE attendance was principally due to increases in FTE attendance at both established and new schools. While FTE attendance continued to be negatively impacted by decreased levels of governmental funding for childcare assistance programs, during the second quarter the impact has begun to level off and turn around in some areas.

Salaries, wages, and benefits increased $3.1 million or 6.8% from the same period last year. As a percentage of revenue, labor costs were 56.3% for the 12 weeks ended January 15, 2005, as compared to 55.3% for the same period last year. The increase in salaries, wages, and benefits includes increased labor costs of $3.5 million at established schools, increased labor costs of $0.3 million at new schools, and increased field management and corporate administration labor costs of $0.5 million, offset by decreased labor costs of $0.1 million at closed schools, a $0.6 million decrease in bonus costs, and decreased benefit costs of $0.5 million. The increase in labor costs at established schools was mainly due to a 3.4% increase in average hourly rates and a 5.6% increase in labor hours as compared to the same period last year.

Facility lease expense increased $0.4 million or 3.4% from the same period last year. The increase in facility lease expense was principally a result of increased rents due to lease renewals, and new equipment leases, offset by decreases in lease payments for facilities with contingent rent provisions.

Depreciation expense increased $0.2 million or 8.0% from the same period last year. The increase in depreciation expense was principally due to increased capital spending on leasehold improvements, and school curriculum.

The Company did not incur any significant restructuring charges during the second quarter of the 2005 fiscal year. During the second quarter of the 2004 fiscal year, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of reducing the reserves by $0.9 million. These adjustments included restructuring charges of $0.5 million, primarily due to contractual repairs and maintenance costs related to closed schools, offset by recoveries of $1.4 million principally due to settlement of lease liabilities for less than the recorded reserves in the second quarter of the 2004 fiscal year. Restructuring charges related to the school closures consist principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Provision for doubtful accounts decreased $0.4 million or 46.9% from the same period last year. The decrease is principally the result of improved collection efforts over the same period in the prior year.

Other operating costs decreased slightly from the same period last year. Other operating costs include repairs and maintenance, food, insurance, utilities, supplies, real estate taxes, transportation, professional fees, marketing, travel, bank overages and shortages, training, data processing, personnel, recruitment, and other miscellaneous costs. The decrease in other operating costs was due primarily to decreases in professional fees, repair and maintenance, and transportation costs, offset by increases in supplies, credit card fees, and marketing expense. As a percentage of revenue, other operating costs were 23.0% for the 12 weeks ended January 15, 2005, as compared to 24.2% for the same period last year.

As a result of the foregoing, the Company had an operating income of $4.6 million in the second quarter of the 2005 and $4.6 million in the second quarter of the 2004 fiscal year.

Net interest expense increased $0.4 million or 5.1% as compared to the same period last year. The increase was principally due to increased interest expense on the accrued dividends and accretion related to Company's Series A preferred stock. The charges to interest expense on the Series A preferred stock dividends are currently non-cash charges because such accrued dividends are added to the Series A preferred stock liquidation value. Commencing on July 1, 2005, the Series A preferred stock dividends become payable in cash, subject to the limitations in the Company's senior credit agreement which prohibits such payments without the lenders' prior consent.

The provision for income taxes includes a provision for state and local taxes. The effective federal tax rate for the 12 weeks ended January 15, 2005 was 0% due to pretax losses on a year to date basis and the Company's provision of a full valuation allowance against deferred tax assets.

28 WEEKS ENDED JANUARY 15, 2005 COMPARED TO 28 WEEKS ENDED JANUARY 10, 2004

The following table sets forth the Company's operating results for the comparative 28 weeks ended January 15, 2005 and January 10, 2004, with amounts presented in thousands of dollars and as percentages of revenue:

                                                      28 WEEKS ENDED                         28 WEEKS ENDED
                                                     JANUARY 15, 2005                       JANUARY 10, 2004
                                             ------------------------------           ------------------------------
                                                                Percent of                               Percent of
                                               Amount             Revenue               Amount             Revenue
                                             ---------        -------------           ---------         ------------
Revenue                                      $ 199,344                100.0%          $ 193,611                100.0%

Operating expenses:
   Salaries, wages and benefits                114,856                 57.6             109,422                 56.5
   Facility lease expense                       24,920                 12.5              23,941                 12.4
   Depreciation                                  5,030                  2.5               4,688                  2.4
   Restructuring charges (recoveries)              (41)                (0.0)               (823)                (0.4)
   Asset impairments                                 -                  0.0                   -                  0.0
   Provision for doubtful accounts                 841                  0.4               1,488                  0.8
   Other                                        50,205                 25.2              49,757                 25.7
                                             ---------        -------------           ---------         ------------
Total operating expenses                       195,811                 98.2             188,473                 97.3
                                             ---------        -------------           ---------         ------------

Operating income                             $   3,533                  1.8%          $   5,138                  2.7%
                                             =========        =============           =========         ============

Operating revenue increased $5.7 million or 3.0% from the same period last year. This revenue increase was the result of a $5.5 million increase at established schools, and a $1.1 million increase at new schools offset by a reduction in revenue from closed schools of $0.8 million and a $0.1 million reduction in other revenue. The revenue increase was principally due to a 2.7% increase in the average weekly FTE tuition rate, and increased participation in the USDA Child and Adult Care Food Program, offset by a 0.2% decrease in FTE attendance. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The decrease in FTE attendance was principally due to a decline in FTE attendance at established and closed schools offset by an increase in FTE attendance at new schools. FTE attendance was negatively impacted for the 28 weeks ended January 15, 2005 by the level of governmental funding for childcare assistance programs. The negative impact on FTE attendance related to government funded programs occurred mainly in the first quarter of 2005 year while during the second quarter of 2005 year the impact has began to level off and turn around in some areas.

Salaries, wages, and benefits increased $5.4 million or 5.0% from the same period last year. As a percentage of revenue, labor costs were 57.6% for the 28 weeks ended January 15, 2005, as compared to 56.5% for the same period last year. The increase in salaries, wages, and benefits includes increased labor costs of $5.7 million at established schools, increased labor costs of $0.7 million at new schools, and increased field management and corporate administration labor costs of $1.5 million, offset by decreased labor costs of $0.4 million at closed schools, a $1.5 million decrease in bonus costs, and decreased benefit costs of $0.6 million. The increase in labor costs at established schools was mainly due to a 3.3% increase in average hourly rates and a 2.8% increase in labor hours as compared to the same period last year.

Facility lease expense increased $1.0 million or 4.1% from the same period last year. The increase in facility lease expense was principally a result of increased rents due to lease renewals, and new equipment leases, offset by decreases in lease payments for facilities with contingent rent provisions.

Depreciation expense increased $0.3 million or 7.3% from the same period last year. The increase in depreciation expense was principally due to increased capital spending on leasehold improvements, and school curriculum.

The Company did not incur any significant restructuring charges during the 28 weeks ended January 15, 2005. For the 28 weeks ended January 10, 2004, the Company recognized restructuring charges of $0.6 million, primarily due to contractual repairs and maintenance costs related to closed schools, offset by recoveries of $1.4 million principally due to settlement of lease liabilities for less than the recorded reserves. Restructuring charges related to school closures consist principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Provision for doubtful accounts decreased $0.6 million or 43.5% from the same period last year. The decrease is principally the result of improved collection efforts over the same period in the prior year.

Other operating costs increased $0.5 million or 0.9% from the same period last year. Other operating costs include repairs and maintenance, food, insurance, utilities, supplies, real estate taxes, transportation, professional fees, marketing, travel, bank overages and shortages, training, data processing, personnel, recruitment, and other miscellaneous costs. The increase in other operating costs was due primarily to increases in credit card fees, supplies, marketing expense, and utilities, offset by decreases in repair and maintenance, professional fees, transportation costs, and personnel expense. As a percentage of revenue, other operating costs were 25.2% for the 28 weeks ended January 15, 2005, as compared to 25.7% for the same period last year.

As a result of the foregoing, the Company had an operating income of $3.5 million in the second quarter of the 2005 as compared to $5.1 million in the second quarter of the 2004 fiscal year.

Net interest expense increased $0.6 million or 3.7% as compared to the same period last year. The increase was principally due to increased interest expense on the accrued dividends and accretion related to Company's Series A preferred stock. The charges to interest expense on the Series A preferred stock dividends are currently non-cash charges because such accrued dividends are added to the Series A preferred stock liquidation value. Commencing on July 1, 2005, the Series A preferred stock dividends become payable in cash, subject to the limitations in the Company's senior credit agreement which prohibits such payments without the lenders' prior consent.

The provision for income taxes includes a provision for state and local taxes. The effective federal tax rate for the 28 weeks ended January 15, 2005 was 0% due to pretax losses on a year to date basis and the Company's provision of a full valuation allowance against deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

Parent and La Petite entered into an agreement on May 11, 1998, providing for a term loan facility and a revolving credit agreement (as amended, the "Credit Agreement"), consisting of a $40 million Term Loan Facility and a $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility in connection with the Recapitalization. Pursuant to an amendment to the Credit Agreement, which was effective as of November 30, 2004, the final maturity of the Credit Agreement was extended to November 15, 2007. This amendment also (i) revised certain existing financial covenant targets required to be maintained by the Company and set new targets for the extended period of the Credit Agreement; (ii) deleted the requirement that LIBOR borrowings pay a predetermined minimum interest rate; and (iii) lowered the minimum dollar amount required to make a borrowing under the Credit Agreement. Payments due under the amortization schedule for the term loan are $0.2 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On January 15, 2005, there was $32.7 million outstanding under the term loan and $19.7 million outstanding under the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount of $5.3 million, and no amount available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights, as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to a total of 6,669,734 shares of its Series B 5% convertible redeemable participating preferred stock (Series B preferred stock) at a price of $2.174 per share. LPA has committed to purchase in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered. Purchases may be made at LPA's discretion or upon occurrence of conditions detailed in the Securities Purchase Agreement. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.8 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, 919,963 shares of Series B preferred stock in December 2003 for $2.0 million, and 459,982 shares of Series B preferred stock in December 2004 for $1.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in June 2003, 2,300 shares of Series B preferred stock in November 2003, 1,534 shares of Series B preferred stock in December 2003, and 766 shares of Series B preferred stock in December 2004. Accordingly, at January 15, 2005, the remaining contingent equity commitment from the stockholders of Parent is $7.7 million. Pursuant to Amendment No. 2 to the Securities Purchase Agreement which was effective as of November 30, 2004, the Electing Stockholders agreed to purchase Series B preferred stock if the Company fails at any time to make principal and interest payments on the Senior Notes due 2008. The foregoing obligation is in addition to the existing obligations of the Electing Stockholders to purchase shares of Series B preferred stock; however, the additional obligation does not increase the amount of equity committed by any of the Electing Stockholders. The amendment to the Securities Purchase Agreement also granted the holders representing a majority of the Senior Notes due 2008 with the right to release the Electing Stocking from the equity commitments under the Securities Purchase Agreement at any time after the repayment of the debt outstanding under the Credit Agreement.

As of March 1, 2005, LPA beneficially owned 94.0% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and approximately $21.7 million of Series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King, a director of La Petite and Parent, owns a majority of the voting interests of LPA.

CASH FLOWS AND SOURCES AND USES OF FUNDS

The Company's principal sources of funds are cash flows from operations, borrowings on the revolving credit facility under the Credit Agreement, and capital contributions received from LPA. The Company's principal uses of funds are debt service requirements, capital expenditures and working capital needs.

Cash flows used for operating activities were $3.3 million during the 28 weeks ended January 15, 2005 compared to $3.7 million for the 28 weeks ended January 10, 2004. The $0.4 million decrease in cash flows used by operating activities was mainly due to a decrease in working capital amounts of $0.6 million offset by a $0.2 million increase in net losses, net of non-cash charges.

Cash flows used for investing activities were $5.4 million during the 28 weeks ended January 15, 2005 as compared to cash flows used of $1.9 million during the 28 weeks ended January 10, 2004. The $3.5 million increase in cash flows used for investing activities was due to increased capital expenditures of $2.9 million and nonrecurring proceeds from the sale of assets of $0.5 million in the period ended January 10, 2004.

Cash flows provided by financing activities were $8.9 million during the 28 weeks ended January 15, 2005, compared to cash flows provided by financing activities of $4.4 million during the 28 weeks ended January 10, 2004. The $4.5 million increase in cash flows provided by financing activities was due to a $8.2 million increase in revolver borrowings, a $0.6 million decrease in repayment of term loan and capital lease obligations, and a $0.1 million increase in other long term debt, offset by a $4.0 million reduction in proceeds from the issuance of redeemable preferred stock and a $0.4 million decrease in bank overdrafts related to the timing of monthly expense payments.

Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying condensed financial statements, the Company has a working capital and stockholders' deficit as of January 15, 2005. Over the past three years, there have been instances where the Company was not in compliance with its financial covenants set forth in the Credit Agreement and required multiple equity investments by LPA (see Note 10) and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included decreased discretionary expense spending and greater realization of revenue resulting from increased controls over the use of tuition discounts and coupons and an increased focus on collection of accounts receivable on the part of the divisional finance staff.

On December 6, 2004, the Company entered into Amendment No. 7 to the Credit Agreement, effective as of November 30, 2004, which extended the final maturity of the Credit Agreement from May 11, 2006 to November 15, 2007, revised certain existing financial covenant targets and set new targets for the extended period of the Credit Agreement. Payments due under the amortization schedule for the term loan are $0.2 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008.

Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with (i) the remaining $7.7 million of equity commitment, as of January 15, 2005, provided by LPA and certain of the other stockholders of Parent, (ii) the extension of the final maturity date of the Credit Agreement, and (iii) revision of certain existing financial covenant targets and establishment of new targets for the extended period of the Credit Agreement, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard, nor can there be any assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

CAPITAL EXPENDITURES

Total capital expenditures, including capital leases, for the 28 weeks ended January 15, 2005 and January 10, 2004 were $5.4 million and $2.5 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 28 weeks ended January 15, 2005 and January 10, 2004 were $5.1 million, and $2.5 million, respectively. Capital expenditures incurred in connection with the development of new schools for the 28 weeks ended January 15, 2005 were $0.3 million.

In addition to maintenance capital expenditures, the Company expends additional funds to repair and maintain its facilities in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 28 weeks ended January 15, 2005 and January 10, 2004 were $7.4 million and $8.9 million, respectively.

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

For a description of the Company's critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations, Summary of Critical Accounting Policies", included in the Company's Annual Report on Form 10-K for the year ended July 3, 2004. There have been no significant changes to the Company's critical accounting policies during the 28 weeks ended January 15, 2005.

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

      - Changes in accounting or other standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness as of January 15, 2005 consists of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $32.7 million and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of up to $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to:
(a) an adjusted London inter-bank offered rate ("LIBOR") plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of the administrative agent's published prime rate, a certificate of deposit rate multiplied by the statutory reserve rate, plus the cost of FDIC insurance or the federal funds effective rate plus -1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 4.25% for LIBOR loans and 3.25% for Alternate Base Rate loans as defined in the Credit Agreement. The Senior Notes mature in May 2008. Pursuant to an amendment to the Credit Agreement effective November 30, 2004, the final maturity of the Credit Agreement was extended to November 15, 2007. Payments due under the amortization schedule for the term loan are $0.2 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined).

A 1% increase or decrease in the applicable index rate would result in a corresponding interest expense increase or decrease of $0.5 million per year.

The Company had no derivative instruments at January 15, 2005.

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

As of January 15, 2005 the Company evaluated the effectiveness of the design and operation of its Disclosure Controls pursuant to Rule 15d-15 of the Exchange Act. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO").

At the end of the prior fiscal year, management concluded that there were certain material weaknesses in the Company's Internal Controls primarily related to the lack of consistent understanding and compliance with the Company's policies and procedures at several of its field locations, and weaknesses in the information technology control environment.

In addition to its continuing efforts to remediate the material weaknesses, the Company has implemented compensating controls to mitigate these weaknesses to ensure that information required to be disclosed in this Quarterly Report on Form 10-Q has been recorded, processed, summarized and reported to its senior management. These compensating controls include, but are not necessarily limited to, (i) increasing field academy management policy and system training, (ii) increasing the number and the scope of financial field audits of academies,
(iii) implementation of a centralized sales audit function, (iv) increasing divisional financial staff accountability to ensure field adherence to financial policies and internal controls, and (v) the performance of additional reconciliations and reviews.

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

Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective, at a reasonable level of assurance, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Other than the continuing impact of the corrective actions discussed above, there have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                     LPA HOLDING CORP.

Dated: March 1, 2005                 /s/ Neil P. Dyment
                                     -------------------------------------------
                                     By:  Neil P. Dyment

                                     Chief Financial Officer and duly authorized representative of the registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LA PETITE ACADEMY, INC.

Dated:  March 1, 2005                /s/ Neil P. Dyment
                                     -------------------------------------------
                                     By:  Neil P. Dyment

                                     Chief Financial Officer and duly authorized representative of the registrant