Form 10-Q
period 2005-04-09
LA PETITE ACADEMY INC; LPA HOLDING CORP
filed 2005-05-20
CIK 901116, 1062774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended April 9, 2005

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

As of May 20, 2005, LPA Holding Corp. had outstanding 773,403 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of March 1, 2005, the additional registrant had the number of outstanding shares, shown on the following table.

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
                                                                                    Stock (par value, $.01 per
                                                                                    share)

LPA HOLDING CORP. AND SUBSIDIARIES

INDEX
--------------------------------------------------------------------------------

                                                                                               PAGE
                                                                                               ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

    Condensed Consolidated Balance Sheets                                                       4-5

    Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)               6

    Condensed Consolidated Statements of Cash Flows                                               7

    Notes to Condensed Consolidated Financial Statements                                       8-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                      14-21

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                              21

ITEM 4.  CONTROLS AND PROCEDURES                                                              22-23


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                                       24

ITEM 6.  EXHIBITS                                                                                24


SIGNATURES                                                                                    25-26

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
================================================================================

                                                               APRIL 9,         JULY 3,
                                                                 2005            2004
                                                               --------        --------
ASSETS
Current assets:
    Cash and cash equivalents                                  $  6,575        $  7,542
    Accounts receivable, net of allowance for
       doubtful accounts of $635 and $501, respectively          12,500          10,919
    Insurance deposits (Note 3)                                   3,918           3,415
    Supplies inventory                                            3,623           3,949
    Other prepaid expenses                                        4,784             887
    Refundable taxes                                                 41              39
                                                               --------        --------
         Total current assets                                    31,441          26,751

Property and equipment, at cost:
    Land                                                          5,442           5,442
    Buildings and leasehold improvements                         87,854          81,479
    Furniture and equipment                                      32,975          30,658
    Construction in progress                                          8              60
                                                               --------        --------
                                                                126,279         117,639
    Less accumulated depreciation                                86,693          79,474
                                                               --------        --------
         Property and equipment, net                             39,586          38,165

Insurance deposits (Note 3)                                       4,476           5,613
Other assets (Note 3)                                             5,670           5,333
                                                               --------        --------
Total assets                                                   $ 81,173        $ 75,862
                                                               ========        ========

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
================================================================================

                                                                                         APRIL 9,          JULY 3,
                                                                                          2005              2004
                                                                                        ---------         ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Overdrafts due banks                                                                $   4,535         $   3,789
    Accounts payable                                                                        5,649             7,690
    Current  maturities of long-term debt and capital lease obligations (Note 4)            1,102             5,871
    Accrued salaries, wages and other payroll costs                                        19,982            20,434
    Accrued insurance liabilities                                                           5,895             5,857
    Accrued property and sales taxes                                                        3,600             4,041
    Accrued interest payable                                                                5,917             1,997
    Reserve for closed schools                                                                711             1,002
    Other current liabilities                                                              10,255             8,578
                                                                                        ---------         ---------
         Total current liabilities                                                         57,646            59,259

Long-term liabilities:
    Long-term debt and capital lease obligations (Note 4)                                 194,104           184,731
    Other long-term liabilities (Note 5)                                                    8,466             8,676
    Series A 12% mandatorily redeemable preferred stock (Note 6)                           88,870            79,866
                                                                                        ---------         ---------
         Total long-term liabilities                                                      291,440           273,273

Series B 5% convertible redeemable participating preferred stock                           24,652            22,747
    ($0.01 par value per share); 13,645,000 shares authorized, 10,006,550 shares issued and outstanding; aggregate liquidation preference of $24.6 million and $22.7 million, as of April 9, 2005 and July 3, 2004, respectively

Stockholders' deficit:
    Class A common stock ($0.01 par value per share);  17,500,000 shares
    authorized; and 773,403 shares issued and outstanding                                       8                 8
    Class B common stock ($0.01 par value per share); 20,000 shares authorized,
    issued and outstanding Common stock warrants                                            8,596             8,596
    Accumulated other comprehensive income                                                      8                74
    Accumulated deficit                                                                  (301,177)         (288,095)
                                                                                        ---------         ---------
         Total stockholders' deficit                                                     (292,565)         (279,417)
                                                                                        ---------         ---------
Total liabilities and stockholders' deficit                                             $  81,173         $  75,862
                                                                                        =========         =========


See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS OF DOLLARS)
================================================================================

                                                                    12 WEEKS ENDED                      40 WEEKS ENDED
                                                              APRIL 9,          APRIL 3,          APRIL 9,          APRIL 3,
                                                                2005              2004              2005              2004
                                                             ---------------------------------------------------------------
Revenue                                                      $  96,504         $  90,617         $ 295,848         $ 284,228

Operating expenses:
   Salaries, wages and benefits                                 53,106            50,342           167,962           159,764
   Facility lease expense                                       10,890            10,427            35,810            34,368
   Depreciation and amortization                                 2,203             1,996             7,232             6,684
   Restructuring charges (reversals) (Note 9)                      116              (221)               75            (1,044)
   Provision for doubtful accounts                                 384               394             1,225             1,882
   Other                                                        21,604            20,352            71,810            70,109
                                                             ---------         ---------         ---------         ---------
Total operating expenses                                        88,303            83,290           284,114           271,763
                                                             ---------         ---------         ---------         ---------
Operating income                                                 8,201             7,327            11,734            12,465
Interest expense
   Interest on debt                                              4,456             4,546            14,905            15,204
   Dividends and accretion on Series A preferred stock
   (Note 6)                                                      2,824             2,458             9,004             7,820
                                                             ---------         ---------         ---------         ---------
Total interest expense                                           7,280             7,004            23,909            23,024
Interest income                                                    (24)              (11)              (58)              (32)
                                                             ---------         ---------         ---------         ---------
       Net interest expense                                      7,256             6,993            23,851            22,992
                                                             ---------         ---------         ---------         ---------
Income (loss) before income taxes                                  945               334           (12,117)          (10,527)
Provision (benefit) for income taxes                                17               (66)               71                70
                                                             ---------         ---------         ---------         ---------
Net income (loss)                                                  928               400           (12,188)          (10,597)
                                                             ---------         ---------         ---------         ---------
Other comprehensive loss:
   Derivative adjustments reclassified into operations             (20)              (20)              (66)              (66)
                                                             ---------         ---------         ---------         ---------
       Total other comprehensive loss                              (20)              (20)              (66)              (66)
                                                             ---------         ---------         ---------         ---------
Comprehensive income (loss)                                  $     908         $     380         $ (12,254)        $ (10,663)
                                                             =========         =========         =========         =========


See notes to condensed consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)
================================================================================

                                                                               --------------      ---------------
                                                                               40 WEEKS ENDED      40 WEEKS ENDED
                                                                                APRIL 9, 2005        APRIL 3, 2004
                                                                               --------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $(12,188)        $(10,597)
     Adjustments to reconcile net loss to net cash from operating activities
         Restructuring (reversals) charges                                                75           (1,044)
         Depreciation and amortization                                                 7,232            6,684
         Dividends and accretion on Series A preferred stock (Note 6)                  9,004            7,820
         Loss on sales and disposals of property and equipment                            69              120
         Other non cash items                                                            700              729
     Changes in assets and liabilities, net of acquisition:
         Accounts receivable                                                          (1,581)          (2,118)
         Insurance deposits                                                              634             (344)
         Supplies inventory                                                              326              206
         Other prepaid expenses                                                       (3,774)          (3,763)
         Refundable taxes                                                                 (2)              30
         Accounts payable                                                             (2,041)          (3,020)
         Accrued salaries, wages and other payroll costs                                (606)           2,462
         Accrued property and sales taxes                                               (441)            (701)
         Accrued interest payable                                                      3,920            3,729
         Other current liabilities                                                     1,677            2,882
         Accrued insurance liabilities                                                   409              350
         Reserve for closed schools                                                     (666)          (1,639)
         Other changes in assets and liabilities, net                                   (344)             (70)
                                                                                    --------         --------
                 Net cash provided by operating activities                             2,403            1,716
                                                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                             (8,142)          (3,595)
     Acquisitions                                                                       (700)               -
     Proceeds from sale of assets                                                          -            1,001
                                                                                    --------         --------
                 Net cash used for investing activities                               (8,842)          (2,594)
                                                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of term loan and capital lease obligations                             (1,369)          (2,541)
     Net borrowings (payments) under the Revolving Credit Agreement                    5,500           (5,101)
     Deferred debt issuance costs                                                       (538)               -
     Proceeds from issuance of common stock, redeemable preferred
         stock and warrants, net of expenses                                           1,010            5,001
     Other long term debt                                                                123                -
     Overdrafts due bank                                                                 746            4,041
                                                                                    --------         --------
                 Net cash provided by financing activities                             5,472            1,400
                                                                                    --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (967)             522
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       7,542            9,526
                                                                                    --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $  6,575         $ 10,048
                                                                                    ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                   $ 10,249         $ 10,708
         Income taxes                                                                     21               45

     Non-cash investing and financing activities:
         Capital lease obligations                                                       350              124

LPA HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
1.   ORGANIZATION

     The condensed consolidated financial statements presented herein include LPA Holding Corp. (Parent), and its wholly owned subsidiary, La Petite Academy, Inc. (La Petite), and La Petite's wholly owned subsidiaries:
     Bright Start Inc. (Bright Start), and LPA Services, Inc. (Services). Parent, consolidated with La Petite, Bright Start and Services, is referred to herein as the "Company".

     On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company, and Parent entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). LPA is the direct parent company of Parent and an indirect parent of La Petite. LPA is owned by an affiliate of J.P. Morgan Partners, LLC (JPMP) and by an entity controlled by Robert E. King.

     The Company offers educational, developmental and child care programs that are available on a full-time or part-time basis, for children between six weeks and twelve years old. The Company's schools are located in 36 states and the District of Columbia, primarily in the southern, Atlantic coastal, mid-western and western regions of the United States.

     As of April 9, 2005, the Company operated 649 schools, including 591 residential academies, 29 employer-based schools and 29 Montessori schools. For the 40 weeks ended April 9, 2005, the Company had an average attendance of approximately 64,700 full and part-time children.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments (consisting solely of normal and recurring adjustments) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). The results for the interim periods ended April 9, 2005 and April 3, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

     Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying condensed financial statements, the Company has a working capital and stockholders' deficit as of April 9, 2005. Over the past three years, there have been instances where the Company was not in compliance with its financial covenants in the Credit Agreement (as defined below) and required multiple equity investments by LPA (see Note 10) and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

     On December 6, 2004, the Company entered into Amendment No. 7 to the Credit Agreement, effective as of November 30, 2004, which extended the final maturity of the Credit Agreement from May 11, 2006 to November 15, 2007. Payments due under the amortization schedule for the term loan are $0.1 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008.

     Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included decreased discretionary expense spending and greater realization of revenue resulting from increased controls over the use of tuition discounts and coupons and an increased focus on collection of accounts receivable on the part of the divisional finance staff. Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with (i) the remaining $7.7 million of equity commitment, as of April 9, 2005, provided by LPA and certain of the other stockholders of Parent, (ii) the available funds under the Revolving Credit Facility, (iii) the extension of the final maturity date of the Credit Agreement and (iv) revision of certain existing financial covenant targets and establishment of new targets for the extended period of the Credit Agreement, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard, nor can there be any assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment. The Statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply Statement 123 (R) as of the first annual period that begins after June 15, 2005. The Company does not expect the adoption of Statement 123 (R) will have a material on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by Statement No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do no have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of Statement No. 153 will have a material on the Company's financial position or results of operations.

     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", to clarify certain provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Interpretation No. 47 specifies that the term "conditional asset retirement obligation" includes an entity's legal obligation to perform an asset retirement activity for which the timing and (or) method of settlement are conditional on a future event that may or may not be in the control of the entity. This interpretation provides that an entity is required to recognize a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of this interpretation on its financial position or results of operations.

3.   NON-CURRENT ASSETS

     Insurance deposits represent cash held by insurance carriers as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

     Other non-current assets consist of the following in thousands of dollars:


                                                                     APRIL 9,           JULY 3,
                                                                       2005              2004
                                                                    ---------         ---------
     Deferred financing costs                                       $  10,549         $  10,010
     Accumulated amortization                                          (7,489)           (6,642)
                                                                    ---------         ---------
                                                                        3,060             3,368
     Other (a)                                                          2,610             1,965
                                                                    ---------         ---------
                                                                    $   5,670         $   5,333
                                                                    =========         =========


     (a) Other includes the unamortized portion of losses on sale-leasebacks, utility deposits, goodwill, and properties held for sale, which are valued at fair value less cost to sell.

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long term debt and capital lease obligations consists of the following in thousands of dollars:

                                                                     APRIL 9,          JULY 3,
                                                                       2005             2004
                                                                    ---------         ---------
     Senior Notes, 10.0% due May 15, 2008                           $ 145,000         $ 145,000
     Borrowings under term loan facility,
       interest rate of  7.10% at April 9, 2005                        32,552            33,002
     Borrowings under revolving credit agreement,
       interest rate of  7.39% at April 9, 2005                        16,500            11,000
     Other long term debt                                                 123                 -
     Capital lease obligations                                          1,031             1,600
                                                                    ---------         ---------
                                                                      195,206           190,602
     Less current maturities of long-term
         debt and capital lease obligations                            (1,102)           (5,871)
                                                                    ---------         ---------
                                                                    $ 194,104         $ 184,731
                                                                    =========         =========


On December 6, 2004, the Company entered into Amendment No. 7 to the Credit Agreement, effective as of November 30, 2004. Pursuant to the amendment to the Credit Agreement, the final maturity of the Credit Agreement was extended from May 11, 2006 to November 15, 2007. Payments due under the amortization schedule for the term loan are $0.1 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. The amendment also (i) revised certain existing financial covenant targets required to be maintained by the Company and set new targets for the extended period of the Credit Agreement; (ii) deleted the requirement that LIBOR borrowings pay a predetermined minimum interest rate; and (iii) lowered the minimum dollar amount required to make a borrowing under the Credit Agreement. See Note 12 for a description of Amendment No. 8 to the Credit Agreement entered into on April 13, 2005.

The Credit Agreement contains covenants which restrict the Company's ability, among other things, to incur debt and liens, sell assets and make investments. The Company was in compliance with all covenants on April 9, 2005.

5.   OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following in thousands of dollars:

                                                            APRIL 9,      JULY 3,
                                                              2005         2004
                                                            -------       ------
     Unfavorable leases (a)                                 $  479        $  638
     Reserve for closed schools (b)                            305           573
     Deferred severance (c)                                    348           502
     Long-term insurance liabilities (d)                     7,334         6,963
                                                            ------        ------
                                                            $8,466        $8,676
                                                            ======        ======


     (a) In connection with the acquisition Bright Start, a liability for unfavorable operating leases was recorded and is being relieved over the average remaining life of the related leases.

     (b) The reserve for closed schools includes the long-term liability related primarily to leases for schools that were closed and are no longer operated by the Company.

     (c) On December 11, 2002, the Company entered into a Separation Agreement with the Company's former Chief Executive Officer and President. The long-term portion of the Company's total contractual obligations pursuant to the Separation Agreement is $0.3 million and $0.5 million as of April 9, 2005 and July 3, 2004, respectively.

     (d) Long-term insurance liabilities reflect the Company's obligation for reported and not paid and incurred but not reported, workers' compensation, auto and general liability claims.

6.   SHARES SUBJECT TO MANDATORY REDEMPTION

     Shares subject to mandatory redemption consist of 45,000 shares of Series A 12% mandatorily redeemable preferred stock, $0.01 par value (Series A preferred stock), all of which were issued and outstanding as of April 9, 2005. The original carrying value of the preferred stock of $36.4 million is being accreted to its redemption value of $45.0 million on May 11, 2008. The Series A preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual Series A preferred stock dividend dates are added to the liquidation value. The liquidation value was $95.1 million and $86.9 million as of April 9, 2005 and July 3, 2004, respectively. Accrued dividends were $50.1 million and $41.9 million at April 9, 2005 and July 3, 2004, respectively. The Series A preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The Series A preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

     The Company recognized $9.0 million and $7.8 million in dividends and accretion on the Series A preferred stock as interest expense during the 40 weeks ended April 9, 2005 and April 3, 2004, respectively. The charges to interest expense are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value. Commencing on July 1, 2005, the Series A preferred stock dividends become payable in cash, subject to the limitations in the Company's senior credit agreement which prohibits such payments without the lenders' prior consent

7.   COMMITMENTS AND CONTINGENCIES

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

     No options were granted during the 40 weeks ended April 9, 2005. If compensation cost for options granted in prior periods had been recognized as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, Accounting for Stock-Based
     Compensation--Transition and Disclosure, an amendment of SFAS No. 123, it would not have had a material effect on the Company's results of operations.

9.   RESTRUCTURING CHARGES

     During the third quarter of the 2005 fiscal year, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of increasing the reserves by $0.1 million. These adjustments were principally due to the under-realization of sublet income, offset by the settlement of contractual repairs and maintenance costs for less than the recorded reserves. During the third quarter of the 2004 fiscal year, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of reducing the reserves by $0.2 million. These adjustments were principally due to changes in sublease arrangements. Restructuring charges related to the school closures consist principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements. A summary of the restructuring reserve activity is as follows, in dollars in thousands:

                                                           FISCAL YEAR     FISCAL YEAR
                                                               2005            2004
                                                           -----------     -----------
     Balances at July 3, 2004 and June 28, 2003              $ 1,576         $ 4,466
     Provision recorded in first quarter                           -              57
     Reversals recorded in first quarter                         (42)            (23)
     Amount utilized in first quarter                           (245)           (877)
                                                             -------         -------
     Balance at October 23, 2004 and October 18, 2003          1,289           3,623

     Provision recorded in second quarter                          1             548
     Reversals recorded in second quarter                          -          (1,405)
                                                             -------         -------
     Amount utilized in second quarter                           (88)           (411)
                                                             -------         -------
     Balance at January 15, 2005 and January 10, 2004        $ 1,202         $ 2,355
                                                             =======         =======

     Provision recorded in third quarter                         214               -
     Reversals recorded in third quarter                         (98)           (221)
     Amount utilized in third quarter                           (302)           (398)
                                                             -------         -------
     Balance at April 9, 2005 and April 3, 2004              $ 1,016         $ 1,736
                                                             =======         =======


10.  SERIES B 5% CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK ISSUANCE

     Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the Electing Stockholders), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to a total of 6,669,734 shares of its Series B 5% convertible redeemable participating preferred stock (Series B preferred stock) at a price of $2.174 per share. LPA has committed to purchase in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered. Purchases may be made at LPA's discretion or upon occurrence of conditions detailed in the Securities Purchase Agreement. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.8 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, 919,963 shares of Series B preferred stock in December 2003 for $2.0 million, and 459,982 shares of Series B preferred stock in December 2004 for $1.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in June 2003, 2,300 shares of Series B preferred stock in November 2003, 1,534 shares of Series B preferred stock in December 2003, and 766 shares of Series B preferred stock in December 2004. Accordingly, at April 9, 2005, the remaining contingent equity commitment from the stockholders of Parent was $7.7 million.

11.  ACQUISITIONS

     During the second quarter of fiscal year 2005, the Company acquired Room to Grow, a childcare provider operating five schools in the Madison, Wisconsin area offering educational services and childcare to children between the ages of six-weeks and 12 years. The purchase price of $0.5 million was allocated to the net assets acquired, with the $0.4 million excess of purchase price over the fair value of the net assets acquired recorded as goodwill.

12.  SUBSEQUENT EVENTS

     On April 13, 2005, the Company entered into Amendment No. 8 to the Credit Agreement to change the issuing bank of its Letters of Credit and to restore a swingline loan mechanism that was previously deleted by prior amendments to the Company's Credit Agreement.

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

OVERVIEW

La Petite is one of the leading for-profit preschool providers in the United States based on the number of schools operated. The Company provides center-based educational services and childcare to children between the ages of six weeks and 12 years. The Company also operates Montessori schools that employ the Montessori method of teaching, a classical approach that features the programming of tasks with materials presented in a sequence dictated by each child's capabilities.

The majority of the Company's revenue comes from the tuition and fees that it charges for attendance at its Academies. Academy tuition depends upon a number of factors including, but not limited to, location of an Academy, age of the child, full or part-time attendance, utilization and competition. The Company also provides various tuition discounts primarily consisting of sibling, staff, and Preferred Employer Program. Parents also pay an annual registration fee. Tuition and fees are payable weekly and in advance for most residential and employer-based Academies and monthly and in advance for Montessori schools. Other fees include activity fees for summer activities and supply fees for Pre-Kindergarten and Private Kindergarten programs. Tuition rates per FTE are impacted by the age mix of children and generally decrease as the age of the children increase. Over the past year the Company has experienced increases in its infant, toddler and preschool classrooms while experiencing decreases in its before and after school programs. Overall FTE attendance improved during the third quarter of fiscal year 2005. FTE attendance was up 1.5% for the 12 weeks ended April 9, 2005 and was up 0.8% for the 40 weeks ended April 9, 2005.

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

The Company operated 649 schools at the end of the third quarter of fiscal year 2005 as compared to 644 schools at the end of the third quarter of fiscal year 2004. During that time period there were nine new school openings, including the acquisition of six schools, and four school closures. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

RESULTS OF OPERATIONS

TWELVE WEEKS ENDED APRIL 9, 2005 COMPARED TO TWELVE WEEKS ENDED APRIL 3, 2004

The following table sets forth the Company's operating results for the comparative 12 weeks ended April 9, 2005 and April 3, 2004, with amounts presented in thousands of dollars and as percentages of revenue:

                                                          12 WEEKS ENDED                     12 WEEKS ENDED
                                                           APRIL 9, 2005                     APRIL 3, 2004
                                                    ---------------------------       ----------------------------
                                                                     Percent of                         Percent of
                                                     Amount            Revenue         Amount             Revenue
                                                    --------         ----------       --------          ----------
Revenue                                             $ 96,504            100.0%        $ 90,617             100.0%

Operating expenses:
   Salaries, wages and benefits                       53,106             55.0           50,342              55.6
   Facility lease expense                             10,890             11.3           10,427              11.5
   Depreciation                                        2,203              2.3            1,996               2.2
   Restructuring charges (reversals)                     116              0.1             (221)             (0.2)
   Provision for doubtful accounts                       384              0.4              394               0.4
   Other                                              21,604             22.4           20,352              22.5
                                                    --------          -------         --------           -------
Total operating expenses                              88,303             91.5           83,290              91.9
                                                    --------          -------         --------           -------
Operating income                                    $  8,201              8.5%        $  7,327               8.1%
                                                    ========          =======         ========           =======

Operating revenue increased $5.9 million or 6.5% from the same period last year. This revenue increase was the result of a $5.6 million increase at established schools, and a $0.6 million increase at new schools offset by a reduction in revenue from closed schools of $0.3 million. The revenue increase was principally due to a 1.5% increase in FTE attendance, a 4.9% increase in the average weekly FTE tuition rate, and increased participation in the USDA Child and Adult Care Food Program. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The increase in FTE attendance was principally due to increases in FTE attendance at both established and new schools.

Salaries, wages, and benefits increased $2.8 million or 5.5% from the same period last year. As a percentage of revenue, labor costs were 55.0% for the 12 weeks ended April 3, 2005, as compared to 55.6% for the same period last year. The increase in salaries, wages, and benefits includes increased labor costs of $2.0 million at established schools, increased labor costs of $0.3 million at new schools, and increased field management and corporate administration labor costs of $0.7 million, offset by decreased labor costs of $0.1 million at closed schools, and decreased benefit costs of $0.1 million. The increase in labor costs at established schools was mainly due to a 2.9% increase in average hourly rates and a 1.8% increase in labor hours as compared to the same period last year.

Facility lease expense increased $0.5 million or 4.4% from the same period last year. The increase in facility lease expense was principally a result of increased rents due to lease renewals, and new equipment leases, offset by decreases in lease payments for facilities with contingent rent provisions.

Depreciation expense increased $0.2 million or 10.4% from the same period last year. The increase in depreciation expense was principally due to increased capital spending on leasehold improvements, and school curriculum, offset by a decrease in depreciation expense related to computer equipment.

During the third quarter of the 2005 fiscal year, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of increasing the reserves by $0.1 million. These adjustments were principally due to the under-realization of sublet income, offset by the settlement of contractual repairs and maintenance costs for less than the recorded reserves. During the third quarter of the 2004 fiscal year, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of reducing the reserves by $0.2 million. These adjustments were principally due to changes in sublease arrangements. Restructuring charges related to the school closures consist principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Provision for doubtful accounts remained flat as compared to the same period last year.

Other operating costs increased $1.3 million or 6.2% from the same period last year. Other operating costs include repairs and maintenance, food, insurance, utilities, supplies, real estate taxes, transportation, professional fees, marketing, travel, bank overages and shortages, training, data processing, personnel, recruitment, and other miscellaneous costs. The increase in other operating costs was due primarily to increases in supplies, credit card fees, repairs and maintenance, food and real estate taxes, offset by decreases in personnel expense and transportation costs. As a percentage of revenue, other operating costs were 22.4% for the 12 weeks ended April 9, 2005, as compared to 22.5% for the same period last year.

As a result of the foregoing, the Company had an operating income of $8.2 million in the third quarter of the 2005 as compared to $7.3 million in the third quarter of the 2004 fiscal year.

Net interest expense increased $0.3 million or 3.8% as compared to the same period last year. The increase was principally due to increased interest expense on the accrued dividends and accretion related to Company's Series A preferred stock. The charges to interest expense on the Series A preferred stock dividends are currently non-cash charges because such accrued dividends are added to the Series A preferred stock liquidation value. Commencing on July 1, 2005, the Series A preferred stock dividends become payable in cash, subject to the limitations in the Company's senior credit agreement which prohibits such payments without the lenders' prior consent.

The provision for income taxes includes a provision for state and local taxes. The effective federal tax rate for the 12 weeks ended April 9, 2005 was 0% due to pretax losses on a year to date basis and the Company's provision of a full valuation allowance against deferred tax assets.

40 WEEKS ENDED APRIL 9, 2005 COMPARED TO 40 WEEKS ENDED APRIL 3, 2004

The following table sets forth the Company's operating results for the comparative 40 weeks ended April 9, 2005 and April 3, 2004, with amounts presented in thousands of dollars and as percentages of revenue:

                                                     40 WEEKS ENDED                    40 WEEKS ENDED
                                                     APRIL 9, 2005                      APRIL 3, 2004
                                              ---------------------------        ----------------------------
                                                               Percent of                          Percent of
                                                Amount           Revenue           Amount            Revenue
                                              ---------        ----------        ---------         ----------
Revenue                                       $ 295,848            100.0%        $ 284,228             100.0%

Operating expenses:
   Salaries, wages and benefits                 167,962             56.8           159,764              56.2
   Facility lease expense                        35,810             12.1            34,368              12.1
   Depreciation                                   7,232              2.4             6,684               2.4
   Restructuring charges (reversals)                 75              0.0            (1,044)             (0.4)
   Asset impairments                                  -              0.0                 -               0.0
   Provision for doubtful accounts                1,225              0.4             1,882               0.7
   Other                                         71,810             24.3            70,109              24.7
                                              ---------          -------         ---------           -------
Total operating expenses                        284,114             96.0           271,763              95.6
                                              ---------          -------         ---------           -------
Operating income                              $  11,734              4.0%        $  12,465               4.4%
                                              ---------          -------         ---------           -------

Operating revenue increased $11.6 million or 4.1% from the same period last year. This revenue increase was the result of a $11.1 million increase at established schools, and a $1.7 million increase at new schools offset by a reduction in revenue from closed schools of $1.1 million and a $0.1 million reduction in other revenue. The revenue increase was principally due to a 3.2% increase in the average weekly FTE tuition rate, a 0.8% increase in FTE attendance and increased participation in the USDA Child and Adult Care Food Program. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The increase in FTE attendance was principally due to an increase in FTE attendance at new schools. FTE attendance was negatively impacted for the 40 weeks ended April, 2005 by the level of governmental funding for childcare assistance programs. The negative impact on FTE attendance related to government funded programs occurred mainly in the first quarter of the 2005 year. During the second quarter of the 2005 year the negative impact began to level off and turned around in the third quarter of the 2005 year.

Salaries, wages, and benefits increased $8.2 million or 5.1% from the same period last year. As a percentage of revenue, labor costs were 56.8% for the 40 weeks ended April 9, 2005, as compared to 56.2% for the same period last year. The increase in salaries, wages, and benefits includes increased labor costs of $7.8 million at established schools, increased labor costs of $1.0 million at new schools, and increased field management and corporate administration labor costs of $2.2 million, offset by decreased labor costs of $0.6 million at closed schools, a $1.5 million decrease in bonus costs, and decreased benefit costs of $0.7 million. The increase in labor costs at established schools was mainly due to a 3.3% increase in average hourly rates and a 2.5% increase in labor hours as compared to the same period last year. The increase in field management corporate administration labor costs includes the impact of the Company's decision to reduce field management spans of control and to increase the level of corporate support.

Facility lease expense increased $1.4 million or 4.2% from the same period last year. The increase in facility lease expense was principally the result of increased rents due to lease renewals, and new equipment leases, offset by decreases in lease payments for facilities with contingent rent provisions.

Depreciation expense increased $0.5 million or 8.2% from the same period last year. The increase in depreciation expense was principally due to increased capital spending on leasehold improvements and school curriculum along with a decrease in the amount of amortization remaining on previously recorded asset impairments, offset by a decrease in depreciation expense related to computer equipment.

During the 40 weeks ended April 9, 2005, the Company recorded adjustments to its previously established restructuring reserves, which had the net effect of increasing the reserves by $0.1 million. These adjustments were principally due to the under-realization of sublet income, offset by the settlement of contractual repairs and maintenance costs for less than the recorded reserves For the 40 weeks ended April 3, 2004, the Company recognized restructuring charges of $0.5 million, primarily due to repairs and maintenance costs related to closed schools, offset by reversals of $1.5 million principally due to settlement of lease liabilities for less than the recorded reserves and changes in sublease arrangements. Restructuring charges related to the school closures consist principally of the present value of rent (net of anticipated sublease income), real estate taxes, repairs and maintenance costs, common area maintenance charges, and utilities, along with the write-off of leasehold improvements.

Provision for doubtful accounts decreased $0.7 million or 34.9% from the same period last year. The decrease is principally the result of improved collection efforts over the same period in the prior year.

Other operating costs increased $1.7 million or 2.4% from the same period last year. Other operating costs include repairs and maintenance, food, insurance, utilities, supplies, real estate taxes, transportation, professional fees, marketing, travel, bank overages and shortages, training, data processing, personnel, recruitment, and other miscellaneous costs. The increase in other operating costs was due primarily to increases in credit card fees, supplies, marketing expense, food costs, insurance, and utilities, offset by decreases in repair and maintenance, professional fees, transportation costs, and personnel expense. As a percentage of revenue, other operating costs were 24.3% for the 40 weeks ended April 9, 2005, as compared to 24.7% for the same period last year.

As a result of the foregoing, the Company had operating income of $11.7 million for the 40 weeks ended April 9, 2005 as compared to $12.5 million for the 40 weeks ended April 3, 2004.

Net interest expense increased $0.9 million or 3.7% as compared to the same period last year. The increase was principally due to increased interest expense on the accrued dividends and accretion related to Company's Series A preferred stock, offset by decreased interest expense on the term loan and decreased accretion related to the closed school liability. The charges to interest expense on the Series A preferred stock dividends are currently non-cash charges because such accrued dividends are added to the Series A preferred stock liquidation value. Commencing on July 1, 2005, the Series A preferred stock dividends become payable in cash, subject to the limitations in the Company's senior credit agreement which prohibit such payments without the lenders' prior consent.

The provision for income taxes includes a provision for state and local taxes. The effective federal tax rate for the 40 weeks ended April 9, 2005 was 0% due to pretax losses on a year to date basis and the Company's provision of a full valuation allowance against deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

Parent and La Petite entered into an agreement on May 11, 1998, providing for a term loan facility and a revolving credit agreement (as amended, the "Credit Agreement"), consisting of a $40 million Term Loan Facility and a $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility in connection with the Recapitalization. Pursuant to an amendment to the Credit Agreement, which was effective as of November 30, 2004, the final maturity of the Credit Agreement was extended to November 15, 2007. This amendment also (i) revised certain existing financial covenant targets required to be maintained by the Company and set new targets for the extended period of the Credit Agreement; (ii) deleted the requirement that LIBOR borrowings pay a predetermined minimum interest rate; and (iii) lowered the minimum dollar amount required to make a borrowing under the Credit Agreement. Payments due under the amortization schedule for the term loan are $0.1 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On April 9, 2005, there was $32.6 million outstanding under the term loan and $16.5 million outstanding under the Revolving Credit Facility. La Petite had outstanding letters of credit in an aggregate amount of $5.3 million, and $3.2 million available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights, as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to a total of 6,669,734 shares of its Series B 5% convertible redeemable participating preferred stock (Series B preferred stock) at a price of $2.174 per share. LPA has committed to purchase in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered. Purchases may be made at LPA's discretion or upon occurrence of conditions detailed in the Securities Purchase Agreement. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.8 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, 919,963 shares of Series B preferred stock in December 2003 for $2.0 million, and 459,982 shares of Series B preferred stock in December 2004 for $1.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in June 2003, 2,300 shares of Series B preferred stock in November 2003, 1,534 shares of Series B preferred stock in December 2003, and 766 shares of Series B preferred stock in December 2004. Accordingly, at April 9, 2005, the remaining contingent equity commitment from the stockholders of Parent is $7.7 million. Pursuant to Amendment No. 2 to the Securities Purchase Agreement which was effective as of November 30, 2004, the Electing Stockholders agreed to purchase Series B preferred stock if the Company fails at any time to make principal and interest payments on the Senior Notes due 2008. The foregoing obligation is in addition to the existing obligations of the Electing Stockholders to purchase shares of Series B preferred stock; however, the additional obligation does not increase the amount of equity committed by any of the Electing Stockholders. The amendment to the Securities Purchase Agreement also granted the holders representing a majority of the Senior Notes due 2008 with the right to release the Electing Stockholders from the equity commitments under the Securities Purchase Agreement at any time after the repayment of the debt outstanding under the Credit Agreement.

As of May 20, 2005, LPA beneficially owned 94.0% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and approximately $21.7 million of Series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King, owns a majority of the voting interests of LPA.

CASH FLOWS AND SOURCES AND USES OF FUNDS

The Company's principal sources of funds are cash flows from operations, borrowings on the revolving credit facility under the Credit Agreement, and capital contributions received from LPA. The Company's principal uses of funds are debt service requirements, capital expenditures and working capital needs.

Cash flows provided by operating activities were $2.4 million during the 40 weeks ended April 9, 2005 compared to $1.7 million for the 40 weeks ended April 3, 2004. The $0.7 million increase in cash flows provided by operating activities was mainly due to a $1.2 million decrease in net losses, net of non-cash charges, offset by an increase in working capital amounts of $0.5 million.

Cash flows used for investing activities were $8.8 million during the 40 weeks ended April 9, 2005 as compared to cash flows used of $2.6 million during the 40 weeks ended April 3, 2004. The $6.2 million increase in cash flows used for investing activities was due to increased capital expenditures of $4.5 million and acquisition costs of $0.7 million associated with the acquisition of 6 schools, along with a $1.0 million decrease in proceeds from the sale of assets.

Cash flows provided by financing activities were $5.5 million during the 40 weeks ended April 9, 2005, compared to cash flows provided by financing activities of $1.4 million during the 40 weeks ended April 3, 2004. The $4.1 million increase in cash flows provided by financing activities was due to a $10.6 million increase in revolver borrowings, a $1.2 million decrease in repayment of term loan and capital lease obligations, and a $0.1 million increase in other long term debt, offset by a $4.0 million reduction in proceeds from the issuance of redeemable preferred stock, a $3.3 million decrease in bank overdrafts related to the timing of monthly expense payments, and a $0.5 increase in deferred debt issuance costs.

Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying condensed financial statements, the Company has a working capital and stockholders' deficit as of April 9, 2005. Over the past three years, there have been instances where the Company was not in compliance with its financial covenants set forth in the Credit Agreement and required multiple equity investments by LPA (see Note 10 to the financial statements appearing elsewhere in this report) and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

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

On December 6, 2004, the Company entered into Amendment No. 7 to the Credit Agreement, effective as of November 30, 2004, which extended the final maturity of the Credit Agreement from May 11, 2006 to November 15, 2007, revised certain existing financial covenant targets and set new targets for the extended period of the Credit Agreement. Payments due under the amortization schedule for the term loan are $0.1 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008.

On April 13, 2005, the Company entered into Amendment No. 8 to the Credit Agreement to change the issuing bank of its Letters of Credit and to restore a swingline loan mechanism that was previously deleted by prior amendments to the Company's Credit Agreement.

Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with (i) the remaining $7.7 million of equity commitment, as of April 9, 2005, provided by LPA and certain of the other stockholders of Parent, (ii) the available funds under the Revolving Credit Facility, (iii) the extension of the final maturity date of the Credit Agreement and (iv) revision of certain existing financial covenant targets and establishment of new targets for the extended period of the Credit Agreement, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard, nor can there be any assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

CAPITAL EXPENDITURES

Total capital expenditures for the 40 weeks ended April 9, 2005 and April 3, 2004 were $8.1 million and $3.6 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 40 weeks ended April 9, 2005 and April 3, 2004 were $6.9 million, and $3.6 million, respectively. Capital expenditures incurred in connection with the development of new schools for the 40 weeks ended April 9, 2005 were $1.2 million. The Company also incurred acquisition costs of $0.7 million in connection with the acquisition of five schools in Wisconsin and one school in Mississippi.

In addition to maintenance capital expenditures, the Company expends additional funds to repair and maintain its facilities in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 40 weeks ended April 9, 2005 and April 3, 2004 were $11.0 million and $12.2 million, respectively.

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

For a description of the Company's critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations, Summary of Critical Accounting Policies", included in the Company's Annual Report on Form 10-K for the year ended July 3, 2004. There have been no significant changes to the Company's critical accounting policies during the 40 weeks ended April 9, 2005.

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

     o Economic factors, including changes in the rate of inflation, business conditions and interest rates.

     o Operational factors, including the Company's ability to open and profitably operate Schools and the Company's ability to satisfy its obligations and to comply with the covenants contained in the Credit Agreement and the indenture.

     o Demand factors, including general fluctuations in demand for childcare services and seasonal fluctuations.

     o Competitive factors, including: (a) pricing pressures primarily from local nursery schools and childcare centers and other large, national for-profit childcare companies, (b) the hiring and retention of trained and qualified personnel, (c) the ability to maintain well-equipped facilities and (d) any adverse publicity concerning alleged child abuse at the Company's facilities.

     o Governmental action including: (a) new laws, regulations and judicial decisions related to state and local regulations and licensing requirements, (b) changes in the Federal assistance and funding of childcare services and (c) changes in the tax laws relating to La Petite's operations.

     o Changes in accounting or other standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board.

     o Changes in costs or expenses, changes in tax rates, the effects of acquisitions, dispositions or other events occurring in connection with evolving business strategies.

     o Management's ability to implement plans designed to improve the Company's operating results, cash flows and financial position and to improve the disclosure controls and procedures of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness as of April 9, 2005 consisted of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $32.6 million and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of up to $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to:
(a) an adjusted London inter-bank offered rate ("LIBOR") plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of the administrative agent's published prime rate, a certificate of deposit rate multiplied by the statutory reserve rate, plus the cost of FDIC insurance or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 4.25% for LIBOR loans and 3.25% for Alternate Base Rate loans as defined in the Credit Agreement. The Senior Notes mature in May 2008. Pursuant to Amendment No. 7 to the Credit Agreement, effective November 30, 2004, the final maturity of the Credit Agreement was extended to November 15, 2007. Payments due under the amortization schedule for the term loan are $0.1 million in the remainder of fiscal year 2005, $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined).

A 1% increase or decrease in the applicable index rate would result in a corresponding interest expense increase or decrease of $0.5 million per year.

The Company had no derivative instruments at April 9, 2005.


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

As of April 9, 2005 the Company evaluated the effectiveness of the design and operation of its Disclosure Controls pursuant to Rule 15d-15 of the Exchange Act. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO").

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


                                    *********

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

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


                                     LPA HOLDING CORP.

Dated: May 20, 2005                  /s/ Neil P. Dyment
                                     -------------------------------------------
                                     By:  Neil P. Dyment
                                     Chief Financial Officer and duly authorized
                                     representative of the registrant

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LA PETITE ACADEMY, INC.

Dated:  May 20, 2005                 /s/ Neil P. Dyment
                                     -------------------------------------------
                                     By:  Neil P. Dyment
                                     Chief Financial Officer and duly authorized
                                     representative of the registrant