Form 10-Q
period 2005-10-22
LA PETITE ACADEMY INC; LPA HOLDING CORP
filed 2005-12-06
CIK 901116, 1062774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 22, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                        Commission File No. 333-56239-01

                                LPA HOLDING CORP.
             (exact name of registrant as specified in its charter)

                       SEE TABLE OF ADDITIONAL REGISTRANTS

            DELAWARE                                            48-1144353
(State or other jurisdiction of                                (IRS employer
incorporation or organization)                            identification number)

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

Yes [ ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of December 6, 2005, LPA Holding Corp. had outstanding 773,403 shares of Class A Common Stock (par value, $.01 per share) and 20,000 shares of Class B Common Stock (par value, $.01 per share). As of December 6, 2005, the additional registrant had the number of outstanding shares, shown on the following table.

                             ADDITIONAL REGISTRANTS

                                                                                    Number of Shares
                          Jurisdiction of    Commission      IRS Employer               of Common
          Name             Incorporation    File Number   Identification No.       Stock Outstanding
          ----            ---------------   -----------   ------------------   --------------------------
La Petite Academy, Inc.   Delaware           333-56239        43-1243221       100 shares of Common
                                                                               Stock (par value, $.01 per
                                                                               share)

LPA HOLDING CORP. AND SUBSIDIARIES

INDEX

                                                                                      PAGE
                                                                                     -----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

   Condensed Consolidated Balance Sheets                                               4-5

   Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)       6

   Condensed Consolidated Statements of Cash Flows                                       7

   Notes to Condensed Consolidated Financial Statements                               8-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                               14-19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     19

ITEM 4.  CONTROLS AND PROCEDURES                                                        20

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                              21

ITEM 6.  EXHIBITS                                                                       21

SIGNATURES                                                                           22-23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                         OCTOBER 22,    JULY 2,
                                                             2005         2005
                                                         -----------   ---------
ASSETS
Current assets:
   Cash and cash equivalents                               $  8,559     $  5,967
   Accounts receivable, net of allowance for
      doubtful accounts of $509 and $567, respectively       10,413       12,676
   Insurance deposits (Note 3)                                4,193        4,279
   Supplies inventory                                         4,559        4,172
   Other prepaid expenses                                     3,625        2,016
   Refundable taxes                                              37           27
                                                           --------     --------
      Total current assets                                   31,386       29,137
Property and equipment, at cost:
   Land                                                       5,442        5,442
   Buildings and leasehold improvements                      88,615       88,373
   Furniture and equipment                                   34,211       33,198
   Construction in progress                                     463           --
                                                           --------     --------
                                                            128,731      127,013
   Less accumulated depreciation                             92,137       88,859
                                                           --------     --------
      Property and equipment, net                            36,594       38,154
Insurance deposits (Note 3)                                   6,121        5,134
Other assets (Note 3)                                         4,943        5,230
                                                           --------     --------
Total assets                                               $ 79,044     $ 77,655
                                                           ========     ========

                                                                     (continued)

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      OCTOBER 22,    JULY 2,
                                                                          2005         2005
                                                                      -----------   ---------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Overdrafts due banks                                                $   3,730    $   2,879
   Accounts payable                                                        6,067        7,784
   Current maturities of long-term debt and capital lease
   obligations (Note 4)                                                      760        1,014
   Accrued salaries, wages and other payroll costs                        20,334       20,284
   Accrued insurance liabilities                                           6,550        6,454
   Accrued property and sales taxes                                        5,047        3,811
   Accrued interest payable                                                6,615        1,946
   Reserve for closed schools                                                577          770
   Other current liabilities                                              12,672        9,619
                                                                       ---------    ---------
      Total current liabilities                                           62,352       54,561

Long-term liabilities:
   Long-term debt and capital lease obligations (Note 4)                 189,707      191,370
   Other long-term liabilities (Note 5)                                    8,492        8,102
   Series A 12% mandatorily redeemable preferred stock (Note 6)           95,732       91,699
                                                                       ---------    ---------
      Total long-term liabilities                                        293,931      291,171

Series B 5% convertible redeemable participating preferred stock
   ($0.01 par value per share); 13,645,000 shares authorized,
   10,006,550 shares issued and outstanding; aggregate liquidation preference of $25.3 million and $24.9 million, as of October 22,
   2005 and July 2, 2005, respectively                                    25,314       24,935

Stockholders' deficit:
   Class A common stock ($0.01 par value per share); 17,500,000
      shares authorized; and 773,403 shares issued and outstanding             8            8
   Class B common stock ($0.01 par value per share); 20,000
      shares authorized, issued and outstanding                               --           --
   Common stock warrants                                                   8,596        8,596
   Accumulated deficit                                                  (311,157)    (301,616)
                                                                       ---------    ---------
      Total stockholders' deficit                                       (302,553)    (293,012)
                                                                       ---------    ---------
Total liabilities and stockholders' deficit                            $  79,044    $  77,655
                                                                       =========    =========

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                                      16 WEEKS           16 WEEKS
                                                                        ENDED              ENDED
                                                                  OCTOBER 22, 2005   OCTOBER 23, 2004
                                                                  ----------------   ----------------
Revenue                                                               $122,584           $112,372

Operating expenses:
   Salaries, wages and benefits                                         71,019             65,880
   Facility lease expense                                               14,782             14,141
   Depreciation and amortization                                         4,034              2,852
   Restructuring charges (reversals) (Note 9)                               76                (42)
   Provision for doubtful accounts                                         380                432
   Other                                                                31,376             30,224
                                                                      --------           --------
Total operating expenses                                               121,667            113,487
                                                                      --------           --------
Operating income (loss)                                                    917             (1,115)
Interest expense
   Interest on debt                                                      6,083              5,938
   Dividends and accretion on Series A preferred stock (Note 6)          4,033              3,512
                                                                      --------           --------
Total interest expense                                                  10,116              9,450
Interest income                                                            (42)               (16)
                                                                      --------           --------
      Net interest expense                                              10,074              9,434
                                                                      --------           --------
Income (loss) before income taxes                                       (9,157)           (10,549)
Provision (benefit) for income taxes                                         4                 38
                                                                      --------           --------
Net income (loss)                                                       (9,161)           (10,587)
                                                                      --------           --------
Other comprehensive loss:
   Derivative adjustments reclassified into operations                      --                (26)
                                                                      --------           --------
      Total other comprehensive loss                                        --                (26)
                                                                      --------           --------
Comprehensive income (loss)                                           $ (9,161)          $(10,613)
                                                                      ========           ========

See notes to consolidated financial statements.

LPA HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS OF DOLLARS)

                                                                                 16 WEEKS           16 WEEKS
                                                                                   ENDED             ENDED
                                                                             OCTOBER 22, 2005   OCTOBER 23, 2004
                                                                             ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $(9,161)           $(10,587)
   Adjustments to reconcile net loss to net cash from operating activities
      Restructuring charges (reversals)                                               76                 (42)
      Depreciation and amortization                                                4,034               2,852
      Dividends and accretion on Series A preferred stock (Note 6)                 4,033               3,512
      Loss on sales and disposals of property and equipment                           28                  28
      Other non cash items                                                           271                 292
   Changes in assets and liabilities, net of acquisition:
      Accounts receivable                                                          2,263                 729
      Insurance deposits                                                            (901)             (1,409)
      Supplies inventory                                                            (387)               (282)
      Other prepaid expenses                                                      (1,609)             (2,426)
      Refundable taxes                                                               (10)                 (7)
      Accounts payable                                                            (1,717)                249
      Accrued salaries, wages and other payroll costs                                (12)             (1,760)
      Accrued property and sales taxes                                             1,236               1,066
      Accrued interest payable                                                     4,669               4,649
      Other current liabilities                                                    3,053               2,093
      Accrued insurance liabilities                                                  625                 361
      Reserve for closed schools                                                    (241)               (276)
      Other changes in assets and liabilities, net                                   (71)               (125)
                                                                                 -------            --------
         Net cash provided by (used for) operating activities                      6,179              (1,083)
                                                                                 -------            --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                           (2,521)             (3,836)
                                                                                 -------            --------
         Net cash used for investing activities                                   (2,521)             (3,836)
                                                                                 -------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of term loan and capital lease obligations                             (417)               (742)
   Net borrowings (payments) under the Revolving Credit Agreement                 (1,500)              5,700
   Overdrafts due bank                                                               851                 343
                                                                                 -------            --------
         Net cash provided by (used for) financing activities                     (1,066)              5,301
                                                                                 -------            --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                          2,592                 382
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   5,967               7,542
                                                                                 -------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 8,559            $  7,924
                                                                                 =======            ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                                   $ 1,085            $    982
      Income taxes                                                                     1                  21
   Non-cash investing and financing activities:
      Capital lease obligations                                                       --                 290

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

     On March 17, 1998, LPA Investment LLC (LPA), a Delaware limited liability company, and Parent entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary of LPA was merged into Parent (the Recapitalization). LPA is the direct parent company of Parent and an indirect parent of La Petite. LPA is owned by an affiliate of J.P. Morgan Partners, LLC (JPMP), by an entity controlled by Robert E. King, and by senior management of the Company.

     The Company offers educational, developmental and child care programs that are available on a full-time or part-time basis, for children between six weeks and twelve years old. The Company's schools are located in 36 states and the District of Columbia, primarily in the southern, Atlantic coastal, mid-western and western regions of the United States.

     As of October 22, 2005, the Company operated 649 schools, including 590 residential academies, 30 employer-based schools and 29 Montessori schools. For the 16 weeks ended October 22, 2005, the Company had an average attendance of approximately 63,900 full and part-time children.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments (consisting solely of normal and recurring adjustments) necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). The results for the interim periods ended October 22, 2005 and October 23, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

     Certain information normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended July 2, 2005.

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

     Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying condensed financial statements, the Company has a working capital and stockholders' deficit as of October 22, 2005. Over the past three years, there have been instances where the Company required multiple equity investments by LPA and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

     Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included decreased discretionary expense spending and greater realization of revenue resulting from increased facility utilization and from increased controls over the use of tuition discounts and coupons. Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with (i) the remaining $7.7 million of equity commitment, as of October 22, 2005, provided by LPA and certain of the other stockholders of Parent, (ii) the available funds under the Revolving Credit Facility of $5.9 million, (iii) the extension of the final maturity date of the Credit Agreement to November 2007 and (iv) revision of certain existing financial covenant targets and establishment of new targets for the extended period of the Credit Agreement, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard, nor can there be any assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

     DEPRECIATION ADJUSTMENT - In connection with the preparation of the first quarter 2006 fiscal year financial statements, the Company determined that it had understated depreciation expense related to certain real property that was owned on leased land. The cumulative impact of the depreciation error was $0.8 million at October 22, 2005. The impact of the error is immaterial to any individual prior year's financial statements. The Company does not believe the correction of this error will be material to the 2006 fiscal year annual financial statements. Accordingly, depreciation expense in the first quarter of fiscal year 2006 includes the $0.8 million correction.

     FISCAL YEAR END - The Company's fiscal year ends on the Saturday closest to June 30 and is composed of 13 four-week periods. The first quarter contains four such periods or 16 weeks and each remaining quarter contains 3 periods or 12 weeks. Unless otherwise noted, references in this report relate to fiscal years rather than calendar years.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), Share-Based Payment. The Statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company adopted the provisions of Statement 123 (R) on July 3, 2005. The Company adopted Statement 123 (R) using a modified prospective application, as permitted under Statement 123
     (R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. See Note 8 for additional information regarding the adoption of Statement 123 (R).

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by Statement No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges occurring in the fiscal periods beginning after June 15, 2005. The Company adopted the provisions of Statement No. 153 on July 3, 2005.

     In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations", to clarify certain provisions of FASB Statement No. 143, "Accounting for Asset Retirement Obligations." Interpretation No. 47 specifies that the term "conditional asset retirement obligation" includes an entity's legal obligation to perform an asset retirement activity for which the timing and (or) method of settlement are conditional on a future event that may or may not be in the control of the entity. This interpretation provides that an entity is required to recognize a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted Interpretation No. 47 on July 3, 2005.

3.   NON-CURRENT ASSETS

     Insurance deposits represent cash held by insurance carriers as security for the self-insured portion of the Company's workers compensation, general liability and automobile insurance coverage.

     Other non-current assets consist of the following (in thousands of dollars):

                           OCTOBER 22,    JULY 2,
                              2005         2005
                           -----------   --------
Deferred financing costs     $10,576     $10,576
Accumulated amortization      (8,070)     (7,740)
                             -------     -------
                               2,506       2,836
Other (a)                      2,437       2,394
                             -------     -------
                             $ 4,943     $ 5,230
                             =======     =======

(a) Other includes the unamortized portion of losses on sale-leasebacks, utility deposits, goodwill, and properties held for sale, which are valued at fair value less cost to sell.

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long term debt and capital lease obligations consists of the following (in thousands of dollars):

                                                     OCTOBER 22,    JULY 2,
                                                         2005        2005
                                                     -----------   --------
Senior Notes, 10.0% due May 15, 2008                  $145,000     $145,000
Borrowings under term loan facility,
   interest rate of  8.09% at October 22, 2005          32,352       32,452
Borrowings under revolving credit agreement,
   interest rate of  8.09% at October 22, 2005          12,500       14,000
Capital lease obligations and other long term debt         615          932
                                                      --------     --------
                                                       190,467      192,384
Less current maturities of long-term
   debt and capital lease obligations                     (760)      (1,014)
                                                      --------     --------
                                                      $189,707     $191,370
                                                      ========     ========

     On December 6, 2004, the Company entered into Amendment No. 7 to the Credit Agreement, effective as of November 30, 2004. Pursuant to the amendment to the Credit Agreement, the final maturity of the Credit Agreement was extended from May 11, 2006 to November 15, 2007. Payments due under the amortization schedule for the term loan are $0.3 million in the remainder of fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). The amendment also (i) revised certain existing financial covenant targets required to be maintained by the Company and set new targets for the extended period of the Credit Agreement; (ii) deleted the requirement that LIBOR borrowings pay a predetermined minimum interest rate; and (iii) lowered the minimum dollar amount required to make a borrowing under the Credit Agreement. On April 13, 2005, the Company entered into Amendment No. 8 to the Credit Agreement to change the issuing bank of its Letters of Credit and to restore a swingline loan mechanism that was previously deleted by prior amendments to the Company's Credit Agreement.

     The Credit Agreement contains covenants which restrict the Company's ability, among other things, to incur debt and liens, sell assets and make investments. The Company was in compliance with all covenants on October 22, 2005.

5.   OTHER LONG-TERM LIABILITIES

     Other long-term liabilities consist of the following (in thousands of dollars):

                                      OCTOBER 22,   JULY 2,
                                          2005       2005
                                      -----------   -------
Unfavorable leases (a)                   $  377      $  435
Reserve for closed schools (b)              248         267

Deferred severance (c)                      240         302
Long-term insurance liabilities (d)       7,627       7,098
                                         ------      ------
                                         $8,492      $8,102
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

(c) On December 11, 2002, the Company entered into a Separation Agreement with the Company's former Chief Executive Officer and President. The long-term portion of the Company's total contractual obligations pursuant to the Separation Agreement is $0.2 million as of October 22, 2005.

(d) Long-term insurance liabilities reflect the Company's obligation for reported and not paid and incurred but not reported, workers' compensation, auto and general liability claims.

6.   SHARES SUBJECT TO MANDATORY REDEMPTION

     Shares subject to mandatory redemption consist of 45,000 shares of Series A 12% mandatorily redeemable preferred stock, $0.01 par value (Series A preferred stock), all of which were issued and outstanding as of October 22, 2005. The original carrying value of the preferred stock of $36.4 million is being accreted to its redemption value of $45.0 million on May 11, 2008. The Series A preferred stock is non-voting and mandatorily redeemable on May 11, 2008. Dividends at the rate of 12.0% per annum are cumulative and if not paid on the June 30 or December 31 semi-annual Series A preferred stock dividend dates are added to the liquidation value. The liquidation value was $101.2 million and $97.6 million as of October 22, 2005 and July 2, 2005, respectively. Accrued dividends were $56.2 million and $52.6 million at October 22, 2005 and July 2, 2005, respectively. The Series A preferred stock may be exchanged for 12.0% Subordinated Exchange Debentures due 2008, at Parent's option, subject to certain conditions, in whole, but not in part, on any scheduled dividend payment date. The Series A preferred stock contains certain restrictive provisions that limit the ability of Parent to pay cash dividends.

     The Company recognized $4.0 million and $3.5 million in dividends and accretion on the Series A preferred stock as interest expense during the weeks ended October 22, 2005 and October 23, 2004, respectively. The charges to interest expense are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value. On July 1, 2005, the Series A preferred stock dividends became payable in cash, subject to the limitations in the Company's senior credit agreement which prohibits such payments without the lenders' prior consent. Absent such consent, the dividends continue to be added to the Series A preferred stock liquidation value.

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

8.   STOCK-BASED COMPENSATION

     On July 3, 2005, the Company adopted the provisions of SFAS No. 123 (R). The Company adopted Statement 123 (R) using a modified prospective application, as permitted under Statement 123 (R). Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for the fair value of all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

     Prior to the adoption of SFAS No. 123 (R), the Company accounted for all options in accordance with APB Opinion No. 25, which requires compensation cost to be recognized only on the excess, if any, between the fair value of the stock at the date of grant and the amount an employee must pay to acquire the stock. Under this method, no compensation cost has previously been recognized for stock options granted. These plans are more fully described in Note 11 of the Company's Annual Report on Form 10-K for the year ended July 2, 2005.

     On September 28, 2005, certain members of Parent's management, including its President and Chief Executive Officer, and its Chief Financial Officer, were granted 98,000 Class C Units of LPA. At October 22, 2005 there were 2,000 Class C Units of LPA available for future grants. Pursuant to the terms of the Operating Agreement of LPA, the Class C Units are non-voting equity interests of LPA and are subject to repurchase by JPMP or its designee upon the termination of such person's employment with Parent and La Petite. Subject to certain conditions described in the Operating Agreement of LPA, upon termination of such person's employment with Parent and La Petite vested Class C Units are repurchased for fair market value and unvested Class C Unit are repurchased for $.01 per Class C Unit. The Class C Units vest monthly over a four year period, with credit granted for prior years employment with Parent and La Petite. Based on the transfer restrictions set forth in the Operating Agreement of LPA and contractual limitations set forth in the documents governing La Petite's senior secured loans and senior notes, in order for the Class C Units to have any realizable value a sale of Parent or La Petite or a liquidity event (such as an initial public offering) would be required. Since neither a sale of La Petite nor an initial public offering is considered probable until its occurrence, the adoption of SFAS No. 123 (R) did not result in any incremental stock-based compensation cost during the 16 weeks ended October 22, 2005. There was no compensation expense recorded during the 16 weeks ended October 22, 2005 for the unvested portion of options granted in prior periods because the fair value of such options at the date of grant was not material. If compensation cost for options granted in prior periods had been recognized as prescribed by SFAS No. 123 (R), it would not have had a material effect on the Company's results of operations for the 16 weeks ended October 23, 2004.

     The Company uses the Monte Carlo valuation model to determine the fair value of Class C Units of LPA. The Monte Carlo model includes various assumptions, including the risk free interest rate, the expected volatility and the expected life for Class C Units of LPA. The assumptions used in the Monte Carlo valuation model are as follows:

                              OCTOBER 22, 2005
                              ----------------
Risk free interest rate             4.08%
Average expected volatility         45.0%
Expected life (in years)               5

     A summary of the status of the Class C units of LPA as of October 22, 2005, and changes during the 16 weeks ended October 22, 2005 are as follows:

                                                 WEIGHTED-AVERAGE
       CLASS C UNITS OF LPA          SHARES   GRANT DATE FAIR VALUE
       --------------------          ------   ---------------------
Non-vested at July 2, 2005               --               --
Granted                              98,000           $30.25
Vested                               60,734            30.25
                                     ------           ------
Non-vested at October 22, 2005 (a)   37,266           $30.25

(a) As of October 22, 2005, the non-vested Class C Units of LPA had a weighted average vesting term of 1.5 years. The vesting provisions as set forth in the Operating Agreement of LPA, only apply to the repurchase of Class C Units upon termination of employment as provided for in the Operating Agreement of LPA.

     As of October 22, 2005, there was $3.0 million in total unrecognized compensation costs related to the Class C Units of LPA. The Company will record the $3.0 million as an expense at the time that the service conditions are met and the performance conditions are deemed to be probable.

9.   RESTRUCTURING CHARGES

     During the first quarter of the 2006 fiscal year, the Company recognized restructuring charges of $0.1 million principally related to the closure of one school. The Company did not incur any significant restructuring charges during the first quarter of the 2005 fiscal year. A summary of the restructuring reserve activity is as follows, in dollars in thousands:

                                                   FISCAL YEAR   FISCAL YEAR
                                                       2006          2005
                                                   -----------   -----------
Balance At July 2, 2005 and July 3, 2004              $1,037        $1,576
Provision recorded in first quarter                       87            --
Reversals recorded in first quarter                      (11)          (42)
Amount utilized in first quarter                        (289)         (245)
                                                      ------        ------
Balance At October 22, 2005 and October 23, 2004         824         1,289

10.  SERIES B 5% CONVERTIBLE REDEEMABLE PARTICIPATING PREFERRED STOCK ISSUANCE

     Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights (the Electing Stockholders), as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to a total of 6,669,734 shares of its Series B 5% convertible redeemable participating preferred stock (Series B preferred stock) at a price of $2.174 per share. LPA has committed to purchase in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered. Purchases may be made at LPA's discretion or upon occurrence of conditions detailed in the Securities Purchase Agreement. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.7 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, 919,963 shares of Series B preferred stock in December 2003 for $2.0 million, and 459,982 shares of Series B preferred stock in December 2004 for $1.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in June 2003, 2,300 shares of Series B preferred stock in November 2003, 1,534 shares of Series B preferred stock in December 2003, and 766 shares of Series B preferred stock in December 2004. Accordingly, at October 22, 2005, the remaining contingent equity commitment from the stockholders of Parent was $7.7 million.

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

The majority of the Company's revenue comes from the tuition and fees that it charges for attendance at its Academies. Academy tuition depends upon a number of factors including, but not limited to, location of an Academy, age of the child, full or part-time attendance, utilization and competition. The Company also provides various tuition discounts primarily consisting of sibling, staff, and Preferred Employer Program. Parents also pay an annual registration fee. Tuition and fees are payable weekly and in advance for most residential and employer-based Academies and monthly and in advance for Montessori schools. Other fees include activity fees for summer activities and supply fees for Pre-Kindergarten and Private Kindergarten programs. Tuition rates per FTE are impacted by the age mix of children and generally decrease as the age of the children increase. The improvement in FTE attendance which began in the second half of fiscal year 2005 continued throughout the 1st quarter of fiscal year 2006. FTE attendance was up 6.2% for the 16 weeks ended October 22, 2005. The increase in FTE attendance occurred across all age groups with the biggest increases occurring in the preschool classrooms. Management attributes much of increase in FTE attendance to the Company's continued focus on preschool education.

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

Direct labor costs represent the largest component of operating expenses. Direct labor costs per FTE are impacted by the age mix of children and generally decrease as the age of the children increase. Over the past year the Company has experienced increased labor productivity at its established schools. Management attributes much of this increase to the implementation of several programs designed to improve labor productivity at school level. Administrative labor costs have increased as management has reduced spans of control through the hiring of additional district managers and as management has added additional staff support at the Company's corporate office. Management believes the reduction in spans of control and the increase in support staff has provided for improved internal control and has assisted Academy Directors to grow new enrollment, implement program quality improvements and more effectively manage Academy direct labor costs.

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

The Company operated 649 schools at the end of the first quarter of fiscal year 2006 as compared to 643 schools at the end of the first quarter of fiscal year 2005. During that time period there were eight new school openings, including the acquisition of six schools, and two school closures. The closures resulted from management's decision to close certain school locations where the conditions no longer supported an economically viable operation.

RESULTS OF OPERATIONS

SIXTEEN WEEKS ENDED OCTOBER 22, 2005 COMPARED TO SIXTEEN WEEKS ENDED OCTOBER 23, 2004

The following table sets forth the Company's operating results for the comparative 16 weeks ended October 22, 2006 and October 23, 2005, with amounts presented in thousands of dollars and as percentages of revenue:

                                           16 WEEKS ENDED          16 WEEKS ENDED
                                          OCTOBER 22, 2005        OCTOBER 23, 2004
                                       ---------------------   ---------------------
                                                  Percent of              Percent of
                                        Amount      Revenue     Amount      Revenue
                                       --------   ----------   --------   ----------
Revenue                                $122,584     100.0%     $112,372     100.0%
Operating expenses:
   Salaries, wages and benefits          71,019      57.9        65,880      58.6
   Facility lease expense                14,782      12.1        14,141      12.6
   Depreciation                           4,034       3.3         2,852       2.5
   Restructuring charges (reversals)         76       0.1          (42)      (0.0)
   Provision for doubtful accounts          380       0.3           432       0.4
   Other                                 31,376      25.6        30,224      26.9
                                       --------     -----      --------     -----
Total operating expenses                121,667      99.3       113,487     101.0
                                       --------     -----      --------     -----
Operating income (loss)                $    917       0.7%     $ (1,115)     -1.0%
                                       ========     =====      ========     =====

Operating revenue increased $10.2 million or 9.1% from the same period last year. This revenue increase was the result of a $9.0 million increase at established schools, a $1.3 million increase at new schools, and a $0.1 million increase in other revenue, offset by a reduction in revenue from closed schools of $0.2 million. The revenue increase was principally due to a 6.2% increase in FTE attendance, a 2.7% increase in the average weekly FTE tuition rate, and increased participation in the USDA Child and Adult Care Food Program. The increase in the average weekly FTE tuition rate was principally due to selective price increases that were put into place based on geographic market conditions and class capacity utilization. The increase in FTE attendance occurred across all age groups at both established and new schools.

Salaries, wages, and benefits increased $5.1 million or 7.8% from the same period last year. As a percentage of revenue, labor costs were 57.9% for the 16 weeks ended October 22, 2005, as compared to 58.6% for the same period last year. The increase in salaries, wages, and benefits includes increased labor costs of $3.0 million at established schools, increased labor costs of $0.8 million at new schools, increased bonus costs of $1.2 million, and increased field management and corporate administration labor costs of $0.4 million, offset by decreased labor costs of $0.1 million at closed schools, and decreased benefit costs of $0.2 million. The increase in labor costs at established schools was mainly due to a 2.9% increase in average hourly rates and a 3.1% increase in labor hours as compared to the same period last year.

Facility lease expense increased $0.6 million or 4.5% from the same period last year. The increase in facility lease expense was principally a result of increased rents due to lease renewals, and new equipment leases, offset by decreases in lease payments for facilities with contingent rent provisions.

Depreciation expense increased $1.2 million or 41.4% from the same period last year. The increase in depreciation expense was principally due to an $0.8 million cumulative adjustment of understated depreciation expense in prior years along with increases to depreciation related leasehold improvements and small equipment purchases. For additional information regarding the depreciation adjustment, see Note 2 to the accompanying condensed consolidated financial statements included in this report.

During the first quarter of the 2006 fiscal year, the Company recognized restructuring charges of $0.1 million principally related to the closure of one school. The Company did not incur any significant restructuring charges during the first quarter of the 2005 fiscal year. Restructuring charges related to the one school closures consisted principally of fixed asset write-offs.

Provision for doubtful accounts decreased slightly as compared to the same period last year.

Other operating costs increased $1.2 million or 3.8% from the same period last year. Other operating costs include repairs and maintenance, food, insurance, utilities and telephone, supplies, real estate taxes, transportation, professional fees, marketing, travel, bank overages and shortages, training, data processing, personnel, recruitment, and other miscellaneous costs. The increase in other operating costs was due primarily to increases in repairs and maintenance, utilities and telephone, real estate taxes, supplies, and food costs, offset by decreases in insurance and marketing costs. As a percentage of revenue, other operating costs were 25.6% for the 16 weeks ended October 22, 2005, as compared to 26.9% for the same period last year.

As a result of the foregoing, the Company had an operating income of $0.9 million in the first quarter of the 2006 fiscal year as compared to an operating loss of $1.1 million in the first quarter of the 2005 fiscal year.

Net interest expense increased $0.6 million or 6.8% as compared to the same period last year. The increase was principally due to increased interest expense on the accrued dividends and accretion related to Company's Series A preferred stock and higher interest rates related to the term loan. The charges to interest expense on the Series A preferred stock dividends are currently non-cash charges, as the Series A preferred stock dividends have not been paid but rather have been added to the Series A preferred stock liquidation value. On July 1, 2005, the Series A preferred stock dividends became payable in cash, subject to the limitations in the Company's senior credit agreement which prohibits such payments without the lenders' prior consent. Absent such consent, the dividends will continue to be added to the Series A preferred stock liquidation value.

The provision for income taxes includes a provision for state and local taxes. The effective federal tax rate for the 16 weeks ended October 22, 2005 was 0% due to pretax losses on a year to date basis and the Company's provision of a full valuation allowance against deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES

Parent and La Petite entered into an agreement on May 11, 1998, providing for a term loan facility and a revolving credit agreement (as amended, the "Credit Agreement"), consisting of a $40 million Term Loan Facility and a $25 million Revolving Credit Facility. Parent and La Petite borrowed the entire $40 million available under the Term Loan Facility in connection with the Recapitalization. Pursuant to an amendment to the Credit Agreement, which was effective as of November 30, 2004, the final maturity of the Credit Agreement was extended to November 15, 2007. This amendment also (i) revised certain existing financial covenant targets required to be maintained by the Company and set new targets for the extended period of the Credit Agreement; (ii) deleted the requirement that LIBOR borrowings pay a predetermined minimum interest rate; and (iii) lowered the minimum dollar amount required to make a borrowing under the Credit Agreement. Payments due under the amortization schedule for the term loan are $0.4 million in fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries and in amounts equal to specified percentages of excess cash flow (as defined). On April 13, 2005, the Company entered into Amendment No. 8 to the Credit Agreement to change the issuing bank of its Letters of Credit and to restore a swingline loan mechanism that was previously deleted by prior amendments to the Company's Credit Agreement. On October 22, 2005, there was $32.4 million outstanding under the term loan and $12.5 million outstanding under the Revolving Credit Facility. In addition, La Petite had outstanding letters of credit in an aggregate amount of $5.1 million, and $7.4 million available for working capital purposes under the Revolving Credit Facility. The Company's Credit Agreement, Senior Notes and preferred stock contain certain covenants that limit the ability of the Company to incur additional indebtedness, pay cash dividends or make certain other restricted payments. The Company was in compliance with all covenants on October 22, 2005.

Pursuant to the terms of the Securities Purchase Agreement dated February 10, 2003, entered into by Parent and its stockholders who have elected to exercise their respective preemptive rights, as amended by Amendment No. 1 to the Securities Purchase Agreement dated July 31, 2003, Parent may issue up to a total of 6,669,734 shares of its Series B 5% convertible redeemable participating preferred stock (Series B preferred stock) at a price of $2.174 per share. LPA has committed to purchase in accordance with the terms of the Securities Purchase Agreement, 6,658,636 shares of the Series B preferred stock being offered. Purchases may be made at LPA's discretion or upon occurrence of conditions detailed in the Securities Purchase Agreement. In accordance with such commitment, LPA purchased 341,766 shares of Series B preferred stock in June 2003 for $0.7 million, 1,379,945 shares of Series B preferred stock in November 2003 for $3.0 million, 919,963 shares of Series B preferred stock in December 2003 for $2.0 million, and 459,982 shares of Series B preferred stock in December 2004 for $1.0 million. Further, in accordance with their commitment to purchase shares of Series B preferred stock and in accordance with the terms of the Securities Purchase Agreement, the Electing Stockholders other than LPA purchased 570 shares of Series B preferred stock in June 2003, 2,300 shares of Series B preferred stock in November 2003, 1,534 shares of Series B preferred stock in December 2003, and 766 shares of Series B preferred stock in December 2004. Accordingly, at October 22, 2005, the remaining contingent equity commitment from the stockholders of Parent is $7.7 million.

As of October 22, 2005, LPA beneficially owned 94.0% of the common stock of Parent on a fully diluted basis, $45 million of Series A preferred stock of Parent and approximately $21.7 million of Series B preferred stock of Parent. An affiliate of JPMP owns a majority of the economic interests of LPA and an entity controlled by Robert E. King, owns a majority of the voting interests of LPA. On September 28, 2005, certain members of Parent's management, including its President and Chief Executive Officer, and its Chief Financial Officer, were granted 98,000 Class C Units of LPA. LPA has reserved 100,000 Class C Units to be issued to management of Parent from time to time. Pursuant to the terms of the Operating Agreement of LPA, the Class C Units are non-voting equity interests of LPA and are subject to repurchase by LPA or its designee upon the termination of such person's employment with Parent and La Petite. Upon the achievement of enumerated valuation thresholds set forth in the Operating Agreement, the Class C Units will represent in the aggregate up to 13% of the economic interests of LPA.

CASH FLOWS AND SOURCES AND USES OF FUNDS

The Company's principal sources of funds are cash flows from operations, borrowings on the revolving credit facility under the Credit Agreement, and capital contributions received from LPA. The Company's principal uses of funds are debt service requirements, capital expenditures and working capital needs.

Cash flows provided by operating activities were $6.2 million during the 16 weeks ended October 22, 2005 compared to cash flows used by operating activities of $1.1 million for the 16 weeks ended October 23, 2004. The $7.2 million increase in cash flows provided by operating activities was mainly due to a $3.2 million decrease in net losses, net of non-cash charges, and by a decrease in working capital amounts of $4.0 million.

Cash flows used for investing activities were $2.5 million during the 16 weeks ended October 22, 2005 as compared to cash flows used of $3.8 million during the 16 weeks ended October 23, 2004. The $1.3 million decrease in cash flows used for investing activities was due to decreased capital expenditures.

Cash flows used by financing activities were $1.1 million during the 16 weeks ended October 22, 2005, compared to cash flows provided by financing activities of $5.3 million during the 16 weeks ended October 23, 2004. The $6.4 million decrease in cash flows provided by financing activities was due to a $7.2 million decrease in revolver borrowings, offset by a $0.3 million decrease in repayment of term loan and capital lease obligations, and a $0.5 million increase in bank overdrafts related to the timing of monthly expense payments.

Over each of the past three years the Company has experienced significant losses before income taxes. In addition, as shown in the accompanying condensed financial statements, the Company has a working capital and stockholders' deficit as of October 22, 2005. Over the past three years, there have been instances where the Company required multiple equity investments by LPA (see Note 10 to the financial statements appearing elsewhere in this report) and other electing stockholders to enable it to meet its financial obligations as they came due and provide adequate liquidity to operate the business.

Over the past year management has implemented a series of measures to improve the Company's operating results and cash flow. These actions included decreased discretionary expense spending and greater realization of revenue resulting from increased facility utilization and from increased controls over the use of tuition discounts and coupons. Management is continuing to identify additional opportunities to further reduce its cost of operation and optimize revenue per academy classroom. Management believes that these efforts, coupled with (i) the remaining $7.7 million of equity commitment, as of October 22, 2005, provided by LPA and certain of the other stockholders of Parent, (ii) the available funds under the Revolving Credit Facility of $5.9 million, (iii) the extension of the final maturity date of the Credit Agreement to November 2007 and (iv) revision of certain existing financial covenant targets and establishment of new targets for the extended period of the Credit Agreement, will enable the Company to comply with its required financial covenants, meet its obligations as they come due and provide adequate liquidity to operate the business for the next twelve months. However, there can be no assurance in this regard, nor can there be any assurance that the Company can obtain additional funding from LPA beyond that as noted above or from any other external source.

CAPITAL EXPENDITURES

Total capital expenditures for the 16 weeks ended October 22, 2005 and October 23, 2004 were $2.5 million and $3.8 million, respectively. The Company views all capital expenditures, other than those incurred in connection with the development of new schools, to be maintenance capital expenditures. Maintenance capital expenditures for the 16 weeks ended October 22, 2005 and October 23, 2004 were $2.5 million, and $3.8 million, respectively. There were no capital expenditures incurred in connection with the development of new schools for the 16 weeks ended October 22, 2005 and $0.1 million was expended in connection with the development of new schools for the 16 weeks October 23, 2004.

In addition to maintenance capital expenditures, the Company expends additional funds to repair and maintain its facilities in good working condition. Such funds are expensed in the periods in which they are incurred. The amounts of such expenses for the 16 weeks ended October 22, 2005 and October 23, 2004 were $4.6 million and $4.3 million, respectively.

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

For a description of the Company's critical accounting policies, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations, Summary of Critical Accounting Policies", included in the Company's Annual Report on Form 10-K for the year ended July 2, 2005. There have been no significant changes to the Company's critical accounting policies during the 16 weeks ended October 22, 2005 except for the Company's accounting for stock-based compensation related to the adoption SFAS No. 123 (R).

Under Statement 123 (R), the Company uses the Monte Carlo valuation model to determine the fair value of Class C Units of LPA. The Monte Carlo model includes various assumptions, including the expected volatility and the expected life for Class C Units of LPA. These assumptions reflect the Company's best estimates, but they involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used, stock-based compensation expense, as calculated and recorded under Statement 123 (R) could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods. See Note 8 to the accompanying condensed consolidated financial statements included in this report for additional information regarding the adoption of Statement 123 (R).

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

     - Operational factors, including the Company's ability to open and profitably operate Schools, the Company's ability to comply with the covenants contained in the Credit Agreement and the Company's ability to satisfy its debt service obligations, including its obligations to repay the Credit Agreement when it matures in November 2007 and the notes when they mature in May 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Indebtedness as of October 22, 2005 consisted of Senior Notes in the aggregate principal amount of $145 million, the term loan under the Credit Agreement in the aggregate principal amount of $32.4 million and the revolving credit facility under the Credit Agreement providing for revolving loans to the Company in an aggregate principal amount (including swingline loans and the aggregate stated amount of letters of credit) of up to $25 million. Borrowings under the Senior Notes bear interest at 10% per annum. Borrowings under the Credit Agreement bear interest at a rate per annum equal (at the Company's option) to:
(a) an adjusted London inter-bank offered rate ("LIBOR") plus a percentage based on the Company's financial performance; or (b) a rate equal to the higher of the administrative agent's published prime rate, a certificate of deposit rate multiplied by the statutory reserve rate, plus the cost of FDIC insurance or the federal funds effective rate plus 1/2 of 1% plus, in each case, a percentage based on the Company's financial performance. The borrowing margins applicable to the Credit Agreement are currently 4.25% for LIBOR loans and 3.25% for Alternate Base Rate loans as defined in the Credit Agreement. The Senior Notes mature in May 2008. Pursuant to Amendment No. 7 to the Credit Agreement, effective November 30, 2004, the final maturity of the Credit Agreement was extended to November 15, 2007. Payments due under the amortization schedule for the term loan are $0.3 million in the remainder of fiscal year 2006, $0.4 million in fiscal year 2007 and $31.7 million in fiscal year 2008. The term loan is also subject to mandatory prepayment in the event of certain equity or debt issuances or asset sales by the Company or any of its subsidiaries in amounts equal to specified percentage of excess cash flow (as defined).

A 1% increase or decrease in the applicable index rate would result in a corresponding interest expense increase or decrease of $0.5 million per year.

The Company had no derivative instruments at October 22, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (the "Disclosure Controls") that are designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company's Disclosure Controls include, without limitation, those components of internal controls over financial reporting ("Internal Controls") that provide reasonable assurances that transactions are recorded as necessary to permit preparation of the Company's financial statements in accordance with generally accepted accounting principles.

As of October 22, 2005 the Company evaluated the effectiveness of the design and operation of its Disclosure Controls pursuant to Rule 15d-15 of the Exchange Act. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"). Based on this evaluation, the CEO and CFO have concluded that, to the best of their knowledge, the Disclosure Controls are effective, at a reasonable level of assurance, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

                                        LPA HOLDING CORP.


Dated: December 6, 2005                 /s/ Neil P. Dyment
                                        ----------------------------------------
                                        By: Neil P. Dyment
                                        Chief Financial Officer and duly
                                        authorized representative of the
                                        registrant

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LA PETITE ACADEMY, INC.


Dated: December 6, 2005                 /s/ Neil P. Dyment
                                        ----------------------------------------
                                        By: Neil P. Dyment
                                        Chief Financial Officer and duly
                                        authorized representative of the
                                        registrant